Form 10KSB
period 2005-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2006-04-03
CIK 1338629

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number  000-51529

S2C Global Systems, Inc.

(Name of small business issuer in its charter)

Nevada	13-4226299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   604-629-2461

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.              ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  $589.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting stock held as of March 30, 2006 by non-affiliates of the issuers was $2,416,837 based on the closing price of the registrant’s common stock.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of March 30, 2006, there were 38,136,246 shares of common stock, $.001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

We were formed as a Nevada corporation on March 19, 2001, originally under the name of Sun Vacation Club Inc. on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5- gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has not yet generated any sales or revenues.

S2C designs, manufactures, promotes and markets distribution systems for prepackaged 5-gallon bottled water. S2C promotes itself through its website at www.s2cglobal.com. The Company has established a specific mechanical system, the “Aquaduct System”, related to the operation and promotion of the prepackaged water distribution system.  Currently, S2C is in the final development stages to bring its distribution system to market. The Company has completed two and installed one of the Aquaducts for public use in Verona, Ontario, Canada. The first unit has been in place for a 6-month evaluation. Certain changes have been identified to the Aquaduct and are in the process of being incorporated prior to the mass production being initiated. The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been conceptualized, but will not be physically built until such time as there are 8 to 10 working Aquaducts on one truck route. The first market chosen for the Aquaduct system is eastern Ontario and Quebec primarily because of an Agreement established with Amaro Inc.(a bottler of 5-gallon water located in Quebec, Canada) to supply pre-packaged 5-gallon water to these Aquaducts. Amaro has also agreed to provide one of their trucks and part of their plant for conversion when the first 8 Aquaducts are in place. The Company has an Agreement in place for the manufacture of the next 8 Aquaduct vending units and is in negotiation related to price and delivery dates with three different facilities for mass production. All manufacture is pending the final assembly drawings of the modified field trial unit currently being rendered into a computer aided design system.

The final development stages of the Aquaduct vending unit will require approximately $20,000.00, and the in-truck system with the in-plant system will require approximately $40,000.00 each.

Bottled Water/Vending Industry Background

The following information regarding the vending industry was gathered from www.vendingtimes.com.

Originally introduced in American restaurants in the mid-1970’s, the little green bottle of mineral water, Perrier, became a cultural icon.  Today, North Americans are drinking bottled water in unprecedented amounts.  The U.S. bottled water industry sold $9.2 Billion dollars in 2004 and is forecasted at $9.8 Billion for 2005 according to the Beverage Marketing Corporation. Nestle’ Waters reports one third to one half, depending on the market, of all bottled water sales are 5-gallon type bottles. Using sales statistics for the U.S. from the Beverage Marketing Corporation 2005 Report  between  449 and 680 million 5-gallon bottles of water were sold last year.

5-gallon bottled water is either delivered to homes or offices or picked up at a store.  Currently 50% of bottle sales in the USA are home deliveries and 50% away from home according to a Groupe Danone & Eden Springs (Europe) 2003 release. Overall the U.S. bottled water market has continued to grow 7.5 % during the years of 2003-2004 as reported by the Beverage Marketing Corporation.  In interviews conducted in person and over the phone during the summer of 2004 by S2C’s V.P. Sales Martin Stevens, category managers, store managers and distribution managers of three major grocery chains reported the delivery and sale of 5-gallon bottled water in retail environments using traditional retail systems has become awkward and non- profitable.

Alternative systems such as the “u-fill” system, where the consumer fills a bottle on location with purified tap water, have cropped up in the market and met with mixed response because of the opportunity for contamination and the public perception of tap water versus bottled water.

The idea of a machine that accepts money and dispenses a product or service automatically is an old one.  It was first applied on a widespread and practical basis in the 1920’s.  Today’s vending industry took shape in the decade after World War II and make the transition from a provider of cigarettes, candy and beverages, to a full-line food and beverage service purveyor during the next ten years.  Milestones along the way included the development of cup cold drink machines using fountain syrup and delivering ice with the beverage, fresh-brew coffee equipment serving batch and single cups, and refrigerated food vendors.

As the Company’s system incorporates a vending component in the Aquaduct it is important to understand the pervasiveness and acceptability of the industry. The US Vending industry is currently reported at $40 Billion by USA Technologies.   Despite its magnitude, however, the industry is not highly visible.  Most companies that operate vending machines reach their ultimate customers through the intermediation of third parties.  Factories, office complexes, colleges, universities, hospitals and other institutions contract with the vending companies to provide food and refreshment services.  For this reason, these vending operators, unlike convenience stores and fast-food restaurants, have no direct contact with the general public.

The majority of vending operations, both in terms of total numbers and market share, are entrepreneurial businesses serving one compact market area.  Many of them are active in related enterprises as well.  The vending industry overall is characterized by labor storage devices, devices that through automation and machinery perform a function normally conducted using manpower. S2C believes that as the cost of labor in North American continues to rise, more products associated with a large labor cost component will be vended through machines rather than through traditional retailing.

The Company’s system will initially vend 5-gallon bottled water, targeting market areas with proven 5-gallon sales history. There can be no assurance the Company will participate in the successes or growth that the bottled water/vending industry has experienced or that our product will achieve any  market acceptance.

The S2C System

In an attempt to address the growing market for bottled water and to capitalize on the low labor costs of vending, S2C has developed a proprietary product delivery system.  S2C designs, develops and distributes mechanical systems, including vending systems that automate the distribution from suppliers to consumers of bulk food products.  Bulk food products include items sold in larger quantities up to 5 gallons (18 liters) and/or 50 pounds (22.3 Kg).  Any product that is capable of being packaged in a cylindrical container, typically liquid or granular in nature can be delivered via the S2C System.  Water is the first consumer product the Company is promoting it will be supplied to the Aquaducts through existing packagers/distributors of 5-gallon water.

The Company expended approximately $200,000 on research and development activities to date the cost of which is expensed in the company, and an additional $180,000 on the first working units.

The S2C Aquaduct is a modular vending unit capable of accepting empty 5-gallon recyclable plastic jugs and distributing full 5-gallon recyclable plastic jugs.  The Aquaduct is intended to act as a replacement to in store retail distribution systems.  Most grocery store chains in North American sell 5-gallon bottled water.  The Aquaduct is intended to be a replacement system for those systems currently in place.

Current systems employed by producers, distributors and retailers of 5-gallon bottled water are labor intensive. Staff unload/load 5-gallon bottled water from the production line to warehousing, from warehousing to trucks, from trucks to transfer stations, from transfer stations to smaller trucks from these trucks to the home, offices and retailers. The retailers then unload the trucks to storage from storage to the store floor, from the store floor to customers cars. The returned empty bottles go through a reverse cycle of that previously described. Bottles are moved using a combination of fork lift operators, laborers and drivers. The S2C System eliminates all of the labor involved except for the truck driver, the number of drivers is reduced overall because of just in time inventory management, the Aquaducts storage capabilities and better logistics. The labor is not needed with the S2C System because machines move the bottles through the Aquaduct racking system, into the trucks and eventually into the Aquaducts.

The S2C System is a three part system comprised of:  (1) an in plant system that takes the prepackaged goods from the line into an integrated storage/loading system; (2) an integrated truck storage/loading system; and (3) a retail vending unit. The vending unit sits in an accessible parking lot where an individual can drive up in their car, stop in front of the unit, retrieve their empty 5-gallon water jug if they have one, touch the ATM/POS Screen, select the transaction they want i.e. return or no return, swipe their bank card, enter their pin, place the return bottle in the return door, retrieve the full bottle, put it in the car and drive away. The truck system has a drop down over and under conveyor that hooks up at the plant or Aquaduct loading door on one end and to the continuous loop racking system in the truck. Full bottles push empty bottles either out of the Aquaduct or out of the truck. The Plant system runs from the production line through the continuous loop racking system all the way to the loading doors using a system of conveyors.

S2C owns the technology for the S2C System and intends to generate revenue by selling the consumer product to the end user and licensing its technologies.  S2C does not intend to operate any manufacturing facilities but rather intends to subcontract or joint venture with existing manufacturing companies or assembly companies.  S2C has initiated patent application with the United States Patent Office for its proprietary S2C System and modifications.

Governmental Regulation

S2C may be affected by jurisdictional regulators in regards to the following:

1.

Financial transaction equipment – the Aquaduct incorporates Automated Teller Machine (ATM)/Point of Sale (POS) equipment in order to offer credit card, debit card and prepaid cash card payment options. Each Aquaduct besides selling 5-gallon bottled water is a drive-up ATM. Bank and financial regulators establish protocols for electronic funds transfer, equipment used in the transfer process must be certified by the provider of the transfer network.  This can affect the cost of each vending unit, operating costs and delays in supply.

2.

Vending equipment licenses – typically vending equipment is licensed at the state or municipal level and regulated through zoning bylaws as to where the equipment can and cannot be installed.  This will limit availability as to where S2C can install its equipment and may limit access to certain markets.

3.

Food handling regulation – a variety of governmental regulations govern food safety and handling.  For S2C, the prime concern is safe storage of the products it intends to sell in the vending system.  Each of the vending units must be tamper proof and climate controlled to insure safe distribution.

4.

Transportation regulation – various regulations dictate the size of shipments on public highways.  S2C’s Aquaduct vending unit has been designed to comply with North American transport regulation with regard to size and weight so they may be freely shipped to market without restriction.

5.

Electrical and mechanical product standards – a variety of public safety departments dictate electrical and mechanical standards to ensure product safety.  Safety underwritings such as Underwriters Laboratories (UL) or Canadian Standards Association (CSA) are required on some components used in the Aquaduct. The Company intends to use UL/CSA approved components where required. Where underwriter’s labels are absent or additional inspection is required under local jurisdiction the appropriate approvals will be obtained prior to installation. The Company’s inability to obtain an underwriting or certification from a required laboratory or association will limit the ability to place the S2C Systems in the market.  The Aquaduct currently has electrical certification from the Electrical Safety Authority, a body responsible for public electrical safety in Ontario, Canada.

Competition

The Company’s research indicates there are no existing automated vending systems  in existence for prepackaged 5-gallon bottled water; however there are several vending systems for u-fill bulk bottled water. These include Glacier Water (AMEX-HOO) and Culligan.

The existing distribution system used by DanoneWaters of North America is similar to that used by most bottler/distributors it consists of bottle handling robots, fork lifts, pallet /racking systems, warehousing, freight trucks, transfer stations, delivery trucks and in store racking. The existing in plant systems require significant capital to setup, manpower to operate, and other significant operating costs such as fuel. S2C’s Aquaduct system can eliminate the cost of the fork lifts and operators, robots, pallets/racking, delivery trucks and operators and the transfer stations. Estimates by S2C’s management put the distribution costs under the Aquaduct system as much as 65% lower than the existing distribution costs.

Currently, 5-gallon prepackaged bottle water is available at grocery stores, big box stores, and gas stations in racks, the customer buying the water has to carry his empty bottle through the store to the customer service counter to get a credit note, pick up a new bottle in the store and carry the 50 pound bottle back to his car, the Aquaduct system sits in a single parking stall, at any of these locations or a variety of others where consumers can drive right up to the machine offering a competitive level of convenience.  The Aquaducts ability to compete for these locations will come down to having the space for the Aquaduct and the drive up convenience for loading and unloading.

Employees

S2C’s only employees are its President, Roderick Bartlett, its Chief Financial Officer, Harold Forzley and an office administrator.  As required, the Company hires independent contractors.

Item 2.

Description of Property.

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2007.  We believe our current space is sufficient for our operations into the foreseeable future.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Pink Sheets under the symbol STWG.  There is currently little or no trading volume for our securities.  At March 30, 2006, the Company had 108 shareholders owning 38,136,246 shares of its issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2004	High	Low	High	Low

May 19 through June 30.01		.01	None	None
(First Available)

July 1 through September 30.01		.01	.50	.50

October 1 though December 31.36		.10	.55	.44

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

January 2 through March 31.51		.30	.70	.55

April 1 through June 30.51		.10	.70	.35

July 1 through September 30.33		.10	.54	.22

October 1 through December 31.23		.05	.27	.09

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

S2C has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of the Company’s Board of Directors, and will depend upon, among other things, the operating and financial condition of S2C its capital requirements and general business conditions.  Our ability to pay dividends is also subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  There can be no assurance that any dividends on S2C common stock will be paid in the future.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-K. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under “Risk Factors That May Affect Future Results” and elsewhere in this report.

Executive Summary and Outlook for Fiscal Year 2006

During the fiscal year 2005, we made substantial progress in developing our strategy for a supplier to consumer technology business, completing our first two units, and many of the strategic alliances required to move forward. We established the corporate head-office in Vancouver, BC, Canada in February 2005  A number of key management changes and additions have been made in strategic areas to establish the executive, creative, buying and planning teams necessary to execute the successful selection and presentation of supplier to consumer technology to gain target consumer acceptance. We continue to believe that with the manufacturing and distribution strategies identified; revenues from ATM transactions and 5-gallon bottled water sales should begin to be demonstrated in the second quarter of fiscal 2006.

In February 2005 S2C Global secured under contract its new President and CEO Rod Bartlett an experienced entrepreneur and business developer. In keeping with the business plan the company completed two Aquaducts and launched the first Aquaduct in Verona, Ontario. Following is a synopsis of our principal operational activities:

Aquaduct Development

Built two demonstration units at Trentfab Industries to test the design and functionality in the Spring of 2005.

Aquaduct Test

Installed and tested one of the Aquaducts in Verona, Ontario, established consumer response and existing design vs. operating capabilities March through

September, 2005.

Final Engineering

Re-work the Aquaduct design for mass-production and required changes through Durosa, SA and

DB Systems through to Spring 2006.

The company continues its drive to bring its Aquaduct to the forefront of retail distribution through ongoing business relationships in the field of supplier to consumer.  The Company continues to search for potential partners to establish and convert existing markets located throughout North America and Europe.

Management expects revenues to be produced in 2006 through the installation of multiple Aquaducts in multiple markets.

Results of Operations

Twelve Months Ended December 31, 2005 Compared with Twelve Months Ended December 31, 2004

Consolidated Results of Operations

Total  Revenues. Total  revenues increased  to $589 in the twelve months ended December 31, 2005 from $0.00 in the twelve months ended December 31, 2004.

Cost of Revenues. The Cost of Revenues increased $496 for the twelve months ended December 31, 2005 as there was no Cost of Revenue for the period ending December 31, 2004.

Total Operating Expenses

            General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $387,000 in the twelve months ended December 31, 2004 to $1,154,582 in the twelve months ended December 31, 2005. The increase in general and administrative expenses primarily was driven by increased management expense as we expanded the management and consulting base to support the companies growth;

Our general and administrative expenses as a percentage of total revenues decreased in the fiscal 2004, due primarily to the addition of revenues.

Loss from Operations

Total Loss from Operations. Our loss from operations was $1,153,147 in fiscal 2005 while our loss from operations was $387,005  in fiscal 2004. The increases in operating loss are primarily due to the increased corporate expenses.

Income Tax Benefit (Expense)

In the twelve months ended December 31, 2005 we recorded loss carry-forwards of approximately $1,150,000.  This amount has been reduce to zero by a valuation allowance.  In the twelve months ended December 31, 2004 we recorded loss carry-forwards of $387,005 which were also reduced to zero by a valuation allowance.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2004 and for the twelve months ended December 31, 2005. Our principal commitments at December 31, 2005consisted of accounts payable, promissory notes/convertible debentures and accrued expenses.

Net cash used in operating activities was ($125,432) in fiscal 2005 compared with net cash used in operating activities of ($353,883) in fiscal 2004. The reduced cash usage was primarily due to the shares issued for management services valued at $453,750 as well as management services included in accounts payable that were paid by shares in February 2006.

            Net cash provided by financing activities was $190,378 in the twelve months ended December 31, 2005 compared with $366,967 of cash provided by financing activities in the eight months ended December 31, 2004. The cash provided by financing activities in the twelve months ended December 31, 2005 was due to a $63,398 of net borrowings under a convertible note agreement from a private company and $98,105 from the sale of shares. In the eight months ended December 31, 2004, financing activities raised $124,035 from convertible notes issued and $242,932 from the sale of shares.

We expect our future liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 12 months to be met by raising capital. Since the cash generated from our operations is insufficient to satisfy our cash needs, we are required to raise additional capital. Because we will raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

During fiscal 2005, there were no changes in the Company’s policies regarding the use of estimates and other critical accounting policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in the Company’s Annual Report on Form 10-K for the fiscal year ended December  31, 2005, for additional information relating to the Company’s use of estimates and other critical accounting policies.

Special Note Regarding Forward-Looking Statements

Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve a number of substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “may,” “could,” “plan,” “believe,” “estimate,” “expect” and “intend” and similar expressions are intended to identify such forward-looking statements.

Such statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Actual results may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to the following:

•

changes in business and economic conditions and other adverse conditions in our markets;

•

increased competition;

•

our inability to achieve and maintain profitability;

•

merchandising and marketing strategies;

•

inventory performance;

•

changes in consumer preferences or fashion trends;

•

seasonality of the retail and direct-marketing businesses;

•

significant increases in paper, printing and postage costs;

•

litigation that may have an adverse effect on the financial results or reputation of the Company;

•

reliance on third-party suppliers;

•

our ability to successfully implement our operating, marketing, acquisition and expansion strategies; and

•

natural disasters and terrorist attacks.

Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as may be required by law.

Changes in Securities.

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

On October 5, 2005, the Company issued 250,000 shares valued at $0.25 per share to Harold Forzley, our Chief Financial Officer.

On October 18, 2005, the Company issued 16,000 shares for cash proceeds of $0.25 per share along with 16,000 warrants to purchase a share of common stock at $.50 per share which expire October 18, 2007.

On October 28, 2005, the Company issued 100,000 shares for cash proceeds of $0.25 per share along with 100,000 warrants to purchase a share of common stock at $.50 per share with expire October 28, 2007.

On November 11, 2005, the Company issued 125,000 shares for a subscription received in February of 2005 of $12,500 or at $0.10 per share.

Subsequent to the date of this report the Company issued the following restricted shares of its common stock, par value $.001.

On January 5, 2006, the Company issued 6,000 shares valued at $1,500 to a single individual as partial settlement of an outstanding accounts payable.

On February 17, 2006, the Company issued the following shares as compensation to employees, directors and independent contractors valued at $.05 per share.

On February 22, 2006, the Company issued 560,000 shares for cash proceeds of $70,000 along with 560,000 warrants to purchase a share of common stock at $.50 per share with expire February 22, 2007.

Name	Number of Shares

BPYA 966 Holdings, Ltd., an entity owned and	1,500,000
Controlled by Roderick Bartlett

Harold Forzley	400,000

Chris Haugen	500,000

Martin Stevens	320,000

Peter Miele	350,000

Alejandro Bautista	100,000

Subsequent to issuance of the above shares, BPYA 966 Holdings, Ltd. gifted 115,000 shares.

Item 7.

Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2005.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section

16(a) of the Exchange Act.

The following table sets forth as of March 30, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

Roderick C. Bartlett	49	Chief Executive Officer,	February 2005
		President and Director

Harold Forzley	53	Chief Financial Officer	September 2005
		and Director

Alejandro Bautista	49	Director	February 2005

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officers and directors:

Roderick C. Bartlett.  Mr. Bartlett has spent most of the past 10 years in his business development and his own ventures including a real estate development company, Triple R Developments, LTD (1991-2001) of which he was the President and majority shareholder. His public company experience includes the Reverse Take Over (RTO) of a Canadian Public Company, Claddagh Gold (August 1998 to August 2001). Mr. Bartlett through the RTO established a resort management company Resorts Unlimited Management (TSX-RUM) of which he was CEO and President.  From December 2001 to April 2004, Mr. Bartlett was Vice President Sales and Marketing of ActionView International (OBTCC-AVWI). -Mr. Bartlett went on to accept the position of Director, President and CEO of Quest Oil Corporation (OTCBB-QOIL) which he held from February 2004 until June 30, 2005.  Mr. Bartlett is responsible for the day to day operations and planning of S2C. Mr. Bartlett’s business experience over the past five years included business planning and execution, mergers and acquisitions, corporate finance, corporate governance, product development, resource development, project management, marketing strategies and execution.

Harold Forzley.  Mr. Forzley earned a BA Commerce while attending at Simon Fraser University and a Chartered Accountant designation while employed at Thorne Riddell (now KPMG). After an eight year tenure with Thorne Riddell, Mr. Forzley spent the next 20 years building a variety of companies primarily in the mining sector. Of note Mr. Forzley developed Continental Gold Corp. selling out to Placer Dome and El Condor Resources selling out to Royal Oak. Both companies were sold for substantial returns to their shareholders. Mr. Forzley has spent the past five years in his own consultancy, providing financial/business advice to a variety of small businesses including a private furniture manufacturing firm based in mainland China.  In September 2005, Mr. Forzley joined the board and became an officer of a mineral exploration company, Sonora Gold Corp.

Alejandro Bautista.  Mr. Bautista has a degree in Business Administration from Instituto Technologico Y De Estudios Superiores De Monterrey, with over 25 years of senior management experience in plant operations, international market development, import , export, sales, marketing and public relations. From 1985 to 1987, Mr. Bautista was the executive director and was fundamental in the growth of Grupo Industrias Petrus S.A.  Mr. Bautista was a founding investor in the private company S2C Global Systems and has been instrumental in organizing a potential relationship with Durosa, SA, a mass production facility in Monterey, Mexico. From 1989 thourgh 2000, Mr. Bautista spent as the head of a family manufacturing business, Granitos Naturales S.A. and Granitos Naturales of North American, Inc. which is based in Laredo, Texas. His business experience during this period included import and export, manufacturing, marketing, administration and finance.  Since 2000, Mr. Bautista is the owner and CEO of Promotora Activa De Puebla, a land development business in Mexico.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Von G. Batesole, CEO	12/31/02	-0-	-0-	-0-	$1,500	-0-	-0-	-0-
Leo Kreiger, CEO	12/31/02 12/31/03 12/31/04	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- $4,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Mark Lindberg, CEO	12/31/04	-0-	-0-	-0-	$4,500	-0-	-0-	-0-
Darren Hayes, CEO	12/31/04	-0-	-0-	-0-	$2,000	-0-	-0-	-0-
Roderick Bartlett, CEO (current)	12/31/05	$-0-	-0-	-0-	$200,000	-0-	-0-	-0-
Harold Forzley CFO (current)	12/31/05	$-0-	-0-	-0-	$82,500	-0-	-0-	-0-
Cameron King CFO (former)	12/31/05	$60,000(1)	-0-	-0-	$125,000	-0-	-0-	-0-

(1)  $60,000 in cash is accrued compensation not yet paid.  Also 666,667 shares of common stock valued at $.25 were granted of which 500,000 have been issued with 166,667 shares yet to be issued.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 30, 2006, the name and the number of shares of the Registrant’s Common Stock, par value .001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 38,136,246 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Roderick Bartlett (1) (3)	1,735,000	4.55%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Harold Forzley (1)	650,000	1.70%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Alejandro Bautista (2)	1,225,000	3.22%
	3345 Nighthawk Lane
	Whistler, British Columbia
	Canada V0N 1B0

Common	King Capital (4)	2,000,000	5.24%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Enavest Internacional S.A.	1,958,000	0.1%
	Bernal Arce Kayna Condominium
	San Jose, Costa Rica

Total Officer and Directors as		3,610,000	9.47%
A Group – Three people

(1) Officer and director.

(2) Director

(3)  These shares are held in the name of BPYA 966 Holdings, Ltd., a company owned and controlled by Mr. Bartlett.

(4) King Capital is principally owned by Cameron King who was an officer and director of S2C Global Systems in its initial stages.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

S2C owes a total of $128,144, including interest, under convertible notes from 0685797 BC Ltd., d/b/a Trigate Financial Corporation, a company 50% owned and controlled by our President, Mr. Roderick Bartlett and 50% owned and controlled by a shareholder, Cameron King.  The notes are unsecured and bear interest at a rate of 15% per annum.  Prior to December 31, 2005, the notes were convertible into shares of common stock of the Company at a rate of $.10.  The conversion feature of the notes has expired and they are no longer convertible.

The Company also owes 1,500,000 shares valued at $75,000 to BPYA966 Holdings, a company owned by Mr. Bartlett and 400,000 shares valued at $20,000 to Harold Forzley, Chief Financial Officer.

Item 13.  Exhibits

Exhibit	Title	Location

Exhibit 3(i)	Amended and Restated Articles of Incorporation	*

Exhibit 3(ii)	Amended and Restated Bylaws	*

Exhibit 14	Code of Ethics	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

*

Incorporated by reference. Previously filed with our amended Registration Statement on Form 10-SB with the Securities and Exchange Commission on November 14, 2005.

**

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $13,000 for fiscal year ended 2005 and $12,000 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S2C GLOBAL SYSTEMS, INC.

Date: March 31, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: March 31, 2005

/s/ Harold Fozley

Harold Forzley

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Director

Date: March 31, 2006

/s/ Harold Fozley

Harold Forzley

Director

Date: March 31, 2006

/s/ Alejandro Bautista

Alejandro Bautista

Director

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Consolidated Financial Statements

(presented in US dollars)

December 31, 2005 and 2004

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

________________________________________________

Consolidated Financial Statements

(presented in US dollars)

________________________________________________

December 31, 2005

________________________________________________

Report of Registered Public Accounting Firm	3

Consolidated Balance Sheets	4

Consolidated Statements of Operations and Deficit	5

Consolidated Statement of Stockholders’ Equity	6

Consolidated Cash Flow Statements	7

Notes to the Consolidated Financial Statements	8-16

Report of Independent Registered Public Accounting Firm

To the Shareholders of

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Vancouver British Columbia, Canada

We have audited the consolidated balance sheets of S2C Global Systems, Inc. (formerly United Athletes, Inc.) (a development stage enterprise) as at December 31, 2005 and December 31, 2004 and the consolidated statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the periods from inception May 6, 2004 to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits form a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the periods from inception on May 6, 2004 to December 31, 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MacKay LLP

                                                                                                                   “MacKay LLP”

Vancouver, Canada.

March 26, 2006

Chartered Accountants

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2005	2004

ASSETS
CURRENT
Cash	$ 4,128	$ 12,546
Due from government agencies	-	1,498

	4,128	14,044

EQUIPMENT (Notes 3(c) and 4)	172,710	538

TOTAL ASSETS	$ 176,838	$ 14,582

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities (Note 12)	$ 598,395	$ 34,620
Loan payable (Note 5)	10,000	-
Convertible promissory notes (Note 6)	113,398	45,000

	721,793	79,620

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(34,400,246 and 15,220,668) shares outstanding	34,400	15,221
Additional paid-in capital	960,797	241,586

Subscriptions receivable	-	(13,875)
Convertible promissory notes (Note 6(a))	-	79,035
Deficit accumulated during the development stage	(1,540,152)	(387,005)
	(544,955)	(65,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 176,838	$ 14,582

Going concern (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)

Director	Director

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Cumulative from		Period from
	inception	Year ended	May 6, 2004
	May 6, 2004	December 31,	to December 31,
	to December 31, 2005	2005	2004

Sales	$ 589	$ 589	$ -
Cost of sales	496	496	-

	93	93	-
ADMINISTRATIVE EXPENSES
Accounting and legal	60,523	57,012	3,511
Advertising and promotion	16,885	12,358	4,527
Amortization	9,900	9,900	-
Auto and travel	47,009	33,428	13,581
Bank charges and interest	12,628	12,069	559
Foreign exchange loss	10,873	3,564	7,309
Insurance	2,200	2,200	-
Management and consulting	1,013,764	908,759	105,005
Office expenses	27,153	9,042	18,111
Rent	24,830	24,830	-
Research and development	270,395	38,338	232,057
Shareholder services	13,015	13,015	-
Telephone	18,371	16,026	2,345
Transfer fees	5,766	5,766	-
Wages and benefits	8,275	8,275	-

	1,541,587	1,154,582	387,005

Loss before other items	(1,541,494)	(1,154,489)	(387,005)

OTHER ITEMS
Interest earned	1,342	1,342	-

	1,342	1,342	-

Loss for the period	(1,540,152)	(1,153,147)	(387,005)

Deficit, beginning of period	-	(387,005)	-

Deficit, accumulated during the development stage	$ (1,540,152)	$ (1,540,152)	$ (387,005)

Weighted average number of shares outstanding		31,429,831	15,220,668

Basic and diluted loss per share		$ (0.04)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AT DECEMBER 31, 2005 and 2004

				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$ 12,750	$ (6,375)	$ -	$ 6,375

Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000

Issued for cash	220,668	221	25,211	-	25,432

Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 6(a))	1,266,666	1,267	77,768	-	79,035

Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005
(Note 2)	15,095,490	15,095	(15,095)	-	-
				-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355

Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500

Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500

Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750

Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250

Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	$ 34,400	$ 960,797	$ (1,540,152)	$ (544,955)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED CASH FLOW STATEMENTS

	Cumulative from		Period from
	inception	Year ended	May 6, 2004
	May 6, 2004	December 31,	to December 31,
	to December 31, 2005	2005	2004

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$ (1,540,152)	$ (1,153,147)	$ (387,005)
Add non-cash items:
Amortization	9,900	9,900	-
Management and consulting services paid by issuance of shares	543,750	543,750	-
Changes in non-cash working capital items:
Due from government agencies	-	1,498	(1,498)
Accounts payable and accrued liabilities	507,187	472,837	34,620

	(479,315)	(125,162)	(353,883)

FINANCING ACTIVITIES
Loan payable	10,000	10,000	-
Convertible notes issued	192,433	68,398	124,035
Share subscriptions receivable	-	13,875	-
Shares issued for cash	354,912	98,105	242,932

	557,345	190,378	366,967

INVESTING ACTIVITY
Purchase of equipment	(73,902)	(73,364)	(538)

NET INCREASE/(DECREASE) IN CASH	4,128	(8,148)	12,546

CASH, BEGINNING OF PERIOD	-	12,546	-

CASH, END OF PERIOD	$ 4,128	$ 4,128	$ 12,546

Supplemental cash flow information:
Interest paid		$ -	$ -
Income taxes paid		$ -	$ -

Shares issued for debt		$ 17,500	$ -
Shares issued for services		$ 543,750	$ -

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

1.

Basis of Presentation and Nature of Operations

The Company was organized by filing articles of incorporation with the Secretary of State of the State of Nevada on March 19, 2001 as Sun Vacation Club, Inc.  There were no operations as Sun Vacation Club, Inc. and on December 4, 2002 the company changed its name to United Athletes, Inc.  Although numerous attempts were made to find funding for the Company substantial enough to support operations, in late 2003 management decided to suspend operations and discontinue attempts to raise equity capital.  Effective February 2, 2005, the Company completed the acquisition of S2C (note 2) and changed its name to S2C Global Systems, Inc.  The Company has elected a year end of December 31.

S2C Global Systems Inc., (“S2C”) a private company, was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/ or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

The Company has historically maintained its ability to finance its operation through attracting private investment to its Company. The Company believes it can continue to raise the necessary capital for operational growth from private individuals and corporations known to the Company. The Company further intends on utilizing whatever rights it may have to do a public offering of its common stock to raise additional funds for market expansion. The Company’s plans also include the dissemination of its Aquaduct product that will generate revenue by selling 5-gallon bottled water for profit, and offering drive up automated teller machine services for profit. The Aquaduct product will be primarily financed through a lease financing program.

2.

Acquisition of S2C Global Systems, Inc. (the “S2C”) by United Athletes, Inc. (“UATH” or the “Company”)

Pursuant to a share exchange agreement dated August 28, 2004, UATH agreed to issue up to 100,000,000 shares in exchange for all of the issued and outstanding common shares of S2C, a private non-reporting company.  In June 2005, the unanimous consent of the shareholders of S2C having been granted in February 2005, UATH issued 16,487,334 shares to complete the transaction instead of the agreed 100,000,000, being 2 shares for each one share of S2C outstanding.

These transactions resulted in the former shareholders of S2C owning the majority of the issued and outstanding shares of UATH. Accounting principles applicable to the recapitalization of a public shell have been applied to record this acquisition.

Under this basis of accounting, S2C has been identified as the acquirer and, accordingly, the consolidated entity is considered to be the continuation of S2C with the net assets of UATH deemed to have been purchased by S2C, at fair value, through the issuance of capital.  S2C was incorporated on May 6, 2004 and accordingly operations have been presented from that date.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

______________________________________________________________

December 31, 2005

_______________________________________________

2.

Acquisition of S2C Global Systems, Inc. (the “S2C”) by United Athletes, Inc. (“UATH” or the “Company”) (continued)

The net assets acquired at fair value are summarized as follows:

Assets	$ -
Liabilities	-

Net assets acquired	$ -

The statement of stockholders’ equity has been retroactively restated to reflect this transaction.

3.

Significant Accounting Policies

a)

Development stage company

The Company is considered to be in the Development stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, S2C Global Systems Inc. a British Columbia, Canada company.  All significant inter-company transactions have been eliminated.

c)

Research and development

In accordance with Statement of Financial Accounting Standards No. 2, the Company expenses all research and developments costs as incurred.

d)

Equipment

Equipment is recorded at historical cost and amortized at the following rates:

Computer equipment

45%

Vending equipment

10%

Additions during the year are amortized at one half their normal rate, and no amortization is taken in the year of disposal.

e)

Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statements of operations and deficit.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

3.

Significant Accounting Policies (continued)

f)

Loss per share

Basic loss per share is calculated using the weighted-average number of shares outstanding during the period.

The Company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

g)

Financial instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

h)

Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

i)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

j)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable and collection is probable.  Generally for sales of bottled water or transaction fees this will be at the point of sale or ATM transaction as all sales are final, there is no right of return, and sales are for cash.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

3.

Significant Accounting Policies (continued)

k)

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" addresses the consolidation of variable interest entities (formerly referred to as "Special Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

4.

Equipment

December 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 925	$ 1,685
Equipment	180,000	8,975	171,025

	$ 182,610	$ 9,900	$ 172,710

December 31, 2004
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 538	$ -	$ 538

5.

Loan Payable

There is a loan payable to an unrelated party for $10,000 ($Nil – 2004) unsecured, due on demand and without interest, accordingly fair value can not be reliably determined.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

6.

Convertible promissory notes

a)

During the period ended December 31, 2004, the Company issued nine unsecured convertible promissory notes totalling $79,035 (CDN$95,000).  The notes were convertible at a rate of one common share of each $0.062 (CDN$0.075) of principal; therefore, a total of 1,266,668 common shares may be issued.  The convertible promissory notes bear interest at a rate of 8% per annum, and no interest is payable if the notes are converted.  The notes may be converted into capital stock by December 1, 2005 at the option of the management of the Company, and must be converted if the Company is acquired, or goes public on any North American stock exchange.  In accordance with the recapitalization transaction (Note 2), the Company has been acquired and accordingly, the notes were converted into 1,266,668 common shares, no value was allocated to the conversion feature.

b)

During the period ended December 31, 2004, the Company issued one unsecured convertible promissory note for US$45,000.  Prior to December 31, 2005 the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised.  The note bears interest at a rate of 15% per annum and is due on December 31, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

c)

During the year ended December 31, 2005, the Company issued one unsecured convertible promissory note for CDN$50,000 (US$42,885).  Prior to December 31, 2005, the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and is due on July 1, 2007. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

d)

During the year ended December 31, 2005, the Company issued two unsecured convertible promissory notes totalling CDN$16,500 (US$14,152).  Prior to September 1, 2006, the notes are convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest. The notes bear interest at a rate of 15% per annum and are due on September 1, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

7.

Common shares

On February 2, 2005, the Company issued 1,266,666 common shares upon the conversion of nine convertible notes payable at $0.062 per shares (see Note 6(a)).

Pursuant to the terms of the reverse takeover acquisition of United Athletes, Inc. on February 2, 2005, the Company issued 15,095,490 common shares with no value attributed (note 2).

On June 13, 2005, the Company issued 1,400,000 common shares in exchange for consulting and management services at $0.25 per share.

On June 13, 2005, the Company issued 175,000 common shares in exchange for settlement of accounts payable at $0.10 per share.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

7.

Common shares (continued)

On June 13, 2005, the Company issued 85,422 common shares for cash proceeds of $0.25 per share.

On August 10, 2005, the Company issued 225,000 common shares in exchange for consulting services at $0.25 per share.

On September 15, 2005, the Company issued 300,000 common shares in exchange for consulting services at $0.25 per share.

On September 15, 2005, the Company issued 141,000 common shares for cash proceeds of $0.25 per share.

On October 5, 2005, the Company issued 250,000 common shares in exchange for consulting services at $0.25 per share.

On October 18, 2005, the Company issued 16,000 common shares for cash proceeds of $0.25 per share.

On October 28, 2005, the Company issued 100,000 common shares for cash proceeds of $0.25 per share.

On November 11, 2005, the Company issued 125,000 common shares for a subscription received in February of 2005 of $12,500 or at $0.10 per share.

8.

Options and Warrants

At December 31, 2005, the Company had nil (2004 – 150,000) stock options outstanding.

At December 31, 2005, there were 181,000 outstanding share purchase warrants entitling the holders thereof the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date
20,000	$0.50	August 18,2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

_____________________________________________________

December 31, 2005

________________________________________

9.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.  At December 31, 2005 the Company had the following financial assets and liabilities in Canadian dollars:

	USD Equivalent	CDN Dollars
Cash	$ 4,098	$ 4,778
Accounts payable	$ 320,865	$ 374,097
Convertible promissory notes	$ 57,037	$ 66,500

At December 31, 2005 US dollar amounts were converted at a rate of $1.1659 Canadian dollars to $1.00 US dollar.

10.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

December 31,	2005	2004

Loss before income taxes	$ (1,153,147)	$ (387,005)

Income tax recovery at statutory rates	(172,972)	(58,051)
Adjustment for varying tax jurisdiction	(58,847)	(79,800)
Non-deductible items for tax purposes	2,315	-
Unrecognized benefit of non-capital loss carry-forwards	229,504	137,851

	$ -	$ -

The significant components of the Company’s future income tax assets are as follows:

December 31,	2005	2004

Future income tax assets
Non-capital losses available for future periods	$ 367,355	$ 137,851

Valuation allowance	(367,355)	(137,851)

	$ -	$ -

At December 31, 2005 the Company has available non-capital losses of approximately $1,500,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

______________________________________________________________

December 31, 2005

_______________________________________________

11.

Commitments

The Company has entered into consulting agreements with certain directors, officers and consultants as follows:

a)

BPYA 966 Holdings Ltd. (controlled by the CEO and President, Rod Bartlett) the original contract was $90,000 per annum plus 1,000,000 common shares with an undefined term of appointment, 500,000 shares valued at $0.25 were issued pursuant to this contract. On November 18, 2005, the agreement was amended, under the new agreement an additional 1,500,000 common shares, valued at $0.05, are due, this agreement completed December 31, 2005.  A new agreement is intended but has not been defined for the 2006 year.;

b)

King Capital Inc. (controlled by the former CFO, Cameron King) $90,000 per annum plus 1,000,000 common shares of which 500,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the total commitment of $60,000 and 666,667 common shares (500,000 issued), is accrued.;

c)

Kruse Consulting Inc. (controlled by Darren Hayes) $42,000 per annum plus 500,000 common shares of which 100,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the total commitment of $28,000 and 333,333 common shares (100,000 issued), is accrued.;

d)

Pacific Technologies (controlled by Chris Haugen) the original contract was $33,000 per annum plus 250,000 common shares with an undefined term of appointment, 100,000 shares valued at $0.25 were issued pursuant to this contract. On November 18, 2005, the agreement was amended, under the new agreement 500,000 common shares are due, valued at $0.05, this agreement completed December 31, 2005.  No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated.;

e)

Martin Stevens, the original contract was for CDN$4,000 per month with an undefined term of appointment. On November 18, 2005, the agreement was amended, the new compensation is $16,000 and 320,000 common shares, which have been valued at $0.05 and were issued in February 2006, this agreement completed December 31, 2005. No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated.;

f)

Harold Forzley, CFO, the original contract was for $90,000 plus 1,000,000 common shares, with an undefined term of the appointment, 250,000 shares valued at $0.25 were issued pursuant to this contract.  On November 18, 2005, the agreement was amended, under the new agreement 400,000 shares are due, valued at $0.05, this agreement completed December 31, 2005.  A new agreement is intended but has not been defined for the 2006 year.;

g)

Peter Miele, the original contract was for $24,000 plus 150,000 common shares, with an undefined term of appointment.  On November 18, 2005, the agreement was amended under the new agreement a total of 350,000 shares are to be issued with a value of $0.05 per share.  No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated.;

h)

The Company is committed to pay rent for premises at CDN$2,475 per month through to February 2007.

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(presented in US dollars)

______________________________________________________________

December 31, 2005

_______________________________________________

12.

Related party transactions

The related party transactions are as described in Notes 6 and 11. At December 31, 2005, there was a total of $128,144 included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $95,000, of the $253,500 in accrued liabilities for the value of shares to be issued under agreements.

13.

Subsequent events

a)

On January 6, 2006 the Company issued 6,000 common shares to a vendor, valued at $1,500, as a partial settlement of an account payable.

b)

On February 17, 2006 the Company issued 3,170,000 common shares, at a value of $0.05 per share, in regards to the commitments noted in note 11.

c)

In February 2006 the Company received cash proceeds of $70,000 for the issuance of 560,000 units at $0.125 per unit, each unit comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.25.  These shares were issued in March 2006.