Form 10KSB/A
period 2005-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2006-05-11
CIK 1338629

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB/A	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

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

S2C GLOBAL SYSTEMS, INC.

Date: May 9, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: May 9, 2006

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 9, 2006	/s/ Roderick Bartlett Roderick Bartlett Director
Date: May 9, 2006	/s/ Harold Forzley Harold Forzley Director
Date: May 9, 2006	/s/ Alejandro Bautista Alejandro Bautista Director

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Consolidated Financial Statements

(presented in US dollars)

December 31, 2005 and 2004

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Consolidated Financial Statements
(presented in US dollars)

December 31, 2005

Report of Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Deficit	F-5

Consolidated Statement of Stockholders’ Equity	F-6

Consolidated Cash Flow Statements	F-7

Notes to the Consolidated Financial Statements	F-8 – F-16

Report of Independent Registered Public Accounting Firm

To the Shareholders of

S2C Global Systems, Inc.

(formerly United Athletes, Inc.)

(a Development Stage Enterprise)

Vancouver, British Columbia, Canada

We have audited the consolidated balance sheets of S2C Global Systems, Inc. (formerly United Athletes, Inc.) (a development stage enterprise) as at December 31, 2005 and December 31, 2004 and the consolidated statements of operations and deficit, stockholders’ equity (deficit), and cash flows for the periods, from inception May 6, 2004 to December 31, 2004 and December 31, 2005 and the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and the periods from inception on May 6, 2004 to December 31, 2004 and 2005 in accordance with U.S. generally accepted accounting principles.

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

Vancouver, Canada.

MacKay LLP

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

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED CASH FLOW STATEMENTS

	Cumulative from		Period from
	inception	Year ended	May 6, 2004
	May 6, 2004	December 31,	to December 31,
	to December 31, 2005	2005	2004

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$ (1,540,152)	$ (1,153,147)	$ (387,005)
Add non-cash items:
Amortization	9,900	9,900	-
Management and consulting services paid by issuance of shares	543,750	543,750	-
Changes in non-cash working capital items:
Due from government agencies	-	1,498	(1,498)
Accounts payable and accrued liabilities	507,187	472,837	34,620

	(479,315)	(125,162)	(353,883)

FINANCING ACTIVITIES
Loan payable	10,000	10,000	-
Convertible notes issued	192,433	68,398	124,035
Share subscriptions receivable	-	13,875	-
Shares issued for cash	354,912	98,105	242,932

	557,345	190,378	366,967

INVESTING ACTIVITY
Purchase of equipment	(73,902)	(73,364)	(538)

NET INCREASE/(DECREASE) IN CASH	4,128	(8,148)	12,546

CASH, BEGINNING OF PERIOD	-	12,546	-

CASH, END OF PERIOD	$ 4,128	$ 4,128	$ 12,546

Supplemental cash flow information:
Interest paid		$ -	$ -
Income taxes paid		$ -	$ -

Shares issued for debt		$ 17,500	$ -
Shares issued for services		$ 543,750	$ -

Accounts payable related to purchase of equipment		$ 108,708	$ -

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

e)

Martin Stevens, the original contract was for CDN$4,000 per month (equivalent to US$3,431) with an undefined term of appointment. On November 18, 2005, the agreement was amended, the new compensation is $16,000 and 320,000 common shares, which have been valued at $0.05 and were issued in February 2006, this agreement completed December 31, 2005. No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated.;

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

h)

The Company is committed to pay rent for premises at CDN$2,475 (equivalent to US$2,123) per month through to February 2007.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2005

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