Form 10QSB
period 2006-03-31
S2C GLOBAL SYSTEMS, INC.
filed 2006-05-15
CIK 1338629

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 000-51529

S2C GLOBAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	13-4226299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada V6E 4A2

 (Address of principal executive offices)

604-629-2461

(Issuer’s telephone number)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes  ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ⁪    No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

38,011,246 shares of $.001 par value common stock issued and outstanding as of May 12, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements March 31, 2006

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 18 20
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	20 20 21
	Signatures	22

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
INTERIM CONSOLIDATED BALANCE SHEET
AT MARCH 31, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005
(Unaudited - Prepared by Management)
		(Unaudited)	(Audited)
		31-Mar-06	31-Dec-05
ASSETS
CURRENT
Cash		$ 19,230	$ 4,128

EQUIPMENT (Notes 3(d) and 4)		168,281	172,710

Total Assets		$ 187,511	$ 176,838

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities (Notes 12 and 13)		$ 411,095	$ 598,395
Subscription received		17,980	-
Loan payable (Note 5)		10,000	10,000
Promissory notes payable (Note 6)		32,407	-
Convertible promissory notes (Note 7)		117,308	113,398

		588,790	721,793

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued		-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(37,986,246 and 34,400,246) shares outstanding (Note 8)		37,986	34,400

Additional paid-in capital		1,149,711	960,797

Deficit accumulated during the development stage		(1,588,976)	(1,540,152)

		(401,279)	(544,955)

		$ 187,511	$ 176,838

Going concern (Note 1)
Commitments (Note 12)
Subsequent events (Note 14)

Director	Director

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited - Prepared by Management)
	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception
	06-May-2004
	31-Mar-06	31-Mar-06	31-Mar-05

Sales	$ 589	$ -	$ -
Cost of sales	496	-	-

	93	-	-

ADMINISTRATIVE EXPENSES
Accounting and legal	88,954	28,431	7,746
Advertising and promotion	18,061	1,176	2,225
Amortization	14,329	4,429	61
Auto and travel	50,763	3,754	6,889
Bank charges and interest	17,575	4,947	1,167
Foreign exchange loss/(gain)	14,762	3,889	(16,936)
Insurance	4,235	2,035	2,565
Management and consulting	981,872	(31,892)	224,568
Office expenses	29,263	2,110	1,460
Rent	31,186	6,356	-
Research and development	281,588	11,193	134,002
Shareholder services	13,015	-	-
Telephone	22,050	3,679	110
Transfer fees	7,856	2,090	-
Wages and benefits	14,902	6,627	-

	1,590,411	48,824	363,857

Income/(loss) before other item	(1,590,318)	(48,824)	(363,857)

OTHER ITEM
Interest earned	1,342	-	978

	1,342	-	978

Loss for the period	(1,588,976)	(48,824)	(362,879)

Deficit, beginning of period	-	(1,540,152)	(387,005)

Deficit, accumulated during the development stage	$ (1,588,976)	$ (1,588,976)	$ (749,884)

Weighted average number of shares outstanding		36,364,579	26,550,994

Loss per share		$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited - Prepared by Management)
	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception
	06-May-2004
	31-Mar-06	31-Mar-06	31-Mar-05

Sales	$ 589	$ -	$ -
Cost of sales	496	-	-

	93	-	-

ADMINISTRATIVE EXPENSES
Accounting and legal	88,954	28,431	7,746
Advertising and promotion	18,061	1,176	2,225
Amortization	14,329	4,429	61
Auto and travel	50,763	3,754	6,889
Bank charges and interest	17,575	4,947	1,167
Foreign exchange loss/(gain)	14,762	3,889	(16,936)
Insurance	4,235	2,035	2,565
Management and consulting	981,872	(31,892)	224,568
Office expenses	29,263	2,110	1,460
Rent	31,186	6,356	-
Research and development	281,588	11,193	134,002
Shareholder services	13,015	-	-
Telephone	22,050	3,679	110
Transfer fees	7,856	2,090	-
Wages and benefits	14,902	6,627	-

	1,590,411	48,824	363,857

Income/(loss) before other item	(1,590,318)	(48,824)	(363,857)

OTHER ITEM
Interest earned	1,342	-	978

	1,342	-	978

Loss for the period	(1,588,976)	(48,824)	(362,879)

Deficit, beginning of period	-	(1,540,152)	(387,005)

Deficit, accumulated during the development stage	$ (1,588,976)	$ (1,588,976)	$ (749,884)

Weighted average number of shares outstanding		36,364,579	26,550,994

Loss per share		$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(Formerly United Athletes, Inc.)
(A Development Stage Enterprise)
INTERIM CONSOLIDATED CASH FLOW STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited - Prepared by Management)
	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception
	06-May-2004
	to 31-Mar-06	31-Mar-06	31-Mar-05

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$ (1,588,976)	$ (48,824)	$ (362,879)
Add non-cash items:
Amortization	14,329	4,429	61
Interest accrued	4,553	4,553	-
Management and consulting services	511,250	(32,500)	140,000
Changes in non-cash working capital items:
Due from government agencies	-	-	(12,257)
Accounts payable and accrued liabilities	474,887	(32,300)	190,112
	(583,957)	(104,642)	(44,963)
FINANCING ACTIVITIES
Subscription received	17,980	17,980	36,541
Loan payable	10,000	-	-
Promissory notes issued	31,764	31,764	-
Convertible notes issued	192,433	-	-
Shares issued for cash	424,912	70,000	-
	677,089	119,744	36,541
INVESTING ACTIVITIES
Purchase of equipment	(73,902)	-	-

	(73,902)	-	-
NET INCREASE/(DECREASE) IN CASH DURING
THE DEVELOPMENT STAGE	19,230	15,102	(8,422)

CASH, BEGINNING OF PERIOD	-	4,128	12,546

CASH, END OF PERIOD	$ 19,230	$ 19,230	$ 4,124

Supplemental cash flow information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Shares issued for debt	$ 19,000	$ 1,500	$ -
Shares issued for services	$ 511,250	$ (32,500)	$ -
Shares issued on conversion of notes	$ 79,035	$ -	$ -
The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

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

S2C Global Systems Inc., a private company, was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying interim consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/ or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

2.

Acquisition of S2C Global Systems Inc. (“S2C”) by United Athletes, Inc. (“UATH” or the “Company”)

Pursuant to a share exchange agreement dated August 28, 2004, UATH agreed to issue up to 100,000,000 shares in exchange for all of the issued and outstanding common shares of S2C, a private non-reporting company.  In June 2005, after the unanimous consent of the shareholders of S2C was granted, UATH issued 16,487,334 shares to complete the transaction instead of the agreed 100,000,000, being 2 shares for each one share of S2C outstanding.

These transactions resulted in the former shareholders of S2C owning the majority of the issued and outstanding shares of UATH. Accounting principles applicable to the recapitalization of a public shell have been applied to record this acquisition.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

2.

Acquisition of S2C Global Systems Inc. (“S2C”) by United Athletes, Inc. (“UATH” or the “Company”) (continued)

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

The statement of stockholders’ equity/(deficit) has been retroactively restated to reflect this transaction.

3.

Significant Accounting Policies

a)

Development stage company

The Company is considered to be in the Development stage as defined in Statement of Financial Accounting Standards No. 7.

b)

Principles of consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, S2C Global Systems Inc., a British Columbia, Canada corporation.  All significant inter-company transactions have been eliminated.

c)

Research and development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred.

d)

Equipment

Equipment is recorded at historical cost and amortized at the following annual rates:

Computer equipment

45%

Vending equipment

10%

Additions during the year are amortized at one half their normal rate, and no amortization is taken in the year of disposal.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

3.

Significant Accounting Policies (continued)

e)

Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations and deficit.

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

g)

Financial instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the interim consolidated financial statements together with information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

h)

Estimates

The preparation of interim consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the interim consolidated financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

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

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

3.

Significant Accounting Policies (continued)

j)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable.  Generally for sales of bottled water or transaction fees this will be at the point of sale or ATM transaction as all sales are final, there is no right of return, and sales are for cash.

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

The adoption of these new pronouncements is not expected to have a material effect on the Company’s interim consolidated financial position or results of operations.

4.

Equipment

	Cost	Accumulated Amortization	31 Mar 06 Net Book Value
Computer equipment	$2,610	$1,114	$1,496
Equipment	180,000	13,215	166,785
	$182,610	$14,329	$168,281

	Cost	Accumulated Amortization	31 Mar 05 Net Book Value
Computer equipment	$2,610	$925	$1,685
Equipment	180,000	8,975	171,025
	$182,610	$9,900	$172,710

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

5.

Loan Payable

There is a loan payable to an unrelated party for $10,000 ($10,000 – December 31, 2005) due on demand and without interest; accordingly, fair value cannot be reliably determined.

6.

Promissory Notes Payable

At March 31, 2006, the Company has issued five promissory notes due to related parties, due on demand, with interest at 12% per annum totalling CDN$37,100 or US$31,764 (Nil – December 31, 2005).  The amount reported includes accrued interest.

7.

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

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

8.

Common shares

On February 2, 2005, the Company issued 1,266,666 common shares upon the conversion of nine convertible notes payable at $0.062 per shares (see Note 7(a)).

Pursuant to the terms of the reverse takeover acquisition of United Athletes, Inc. on February 2, 2005, the Company issued 15,095,490 common shares with no value attributed (see Note 2).

On June 13, 2005, the Company issued 1,400,000 common shares in exchange for consulting and management services at $0.25 per share.

On June 13, 2005, the Company issued 175,000 common shares in exchange for settlement of accounts payable at $0.10 per share.

On June 13, 2005, the Company issued 85,422 common shares for cash proceeds of $0.05 per share.

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

On January 6, 2006, the Company issued 6,000 common shares in exchange for settlement of accounts payable at $0.25 per share.

On February 9, 2006, the Company received the proceeds to issue 560,000 units at $0.125 per unit, each unit comprised on one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.25.  The shares were issued on March 29, 2006.

On February 17, 2006, the Company issued 3,070,000 common shares at a value of $0.05 per share in regards to the commitments noted in note 12 for management and consulting services accrued in the year ended December 31, 2005.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

8.

Common shares (continued)

On February 17, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.05 per share

On March 22, 2006, the Company cancelled 150,000 common shares previously issued in July of 2005 at a value of $0.25 per share upon the termination of a consulting agreement.

9.

Options and Warrants

At March 31, 2006, the Company had nil (Nil – December 31, 2005) stock options outstanding.

At March 31, 2006, the Company had 741,000 (181,000 – December 31, 2005) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
560,000	$0.25	February 9, 2007

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At March 31, 2006 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$ 13,263	$ 15,491
Accounts payable	$ 268,454	$ 313,555
Promissory notes payable, including interest	$ 32,407	$ 37,851
Convertible promissory notes	$ 56,935	$ 66,500

At March 31, 2006 US dollar amounts were converted at a rate of $1.1680 Canadian dollars to $1.00 US dollar.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

11.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	31Mar06	31Dec05

Loss before income taxes	$ (48,824)	$ (1,153,147)

Income tax recovery at statutory rates	(7,324)	(172,972)
Adjustment for varying tax jurisdiction	(2,492)	(58,847)
Non-deductible items for tax purposes	250	2,315
Unrecognized benefit of non-capital loss carry-forwards	9,566	229,504

	$ -	$ -

The significant components of the Company’s future income tax assets are as follows:

	31Mar06	31Dec05
Future income tax assets
Non-capital losses available for future periods	$ 379,600	$ 367,355

Valuation allowance	(379,600)	(367,355)

	$ -	$ -

At March 31, 2006 ($1,500,000 – December 31, 2005) the Company has available non-capital losses of approximately $1,550,000 which may be carried forward to apply against future income.  These losses will expire commencing in 2015.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

12.

Commitments

The Company has entered into consulting agreements with certain directors, officers and consultants as follows:

a)

BPYA 966 Holdings Ltd. (controlled by the CEO and President, Rod Bartlett) the original contract was $90,000 per annum plus 1,000,000 common shares with an undefined term of appointment, 500,000 shares valued at $0.25 were issued pursuant to this contract. On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, an additional 1,500,000 common shares valued at $0.05 were issued on February 17, 2006.  A new agreement is intended but has not been defined for the 2006 year;

b)

King Capital Inc. (controlled by the former CFO, Cameron King) $90,000 per annum plus 1,000,000 common shares of which 500,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the total commitment of $60,000 and 666,667 common shares (500,000 issued), is accrued;

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

12.

Commitments (continued)

c)

Kruse Consulting Inc. (controlled by Darren Hayes) $42,000 per annum plus 500,000 common shares of which 100,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the total commitment of $28,000 and 333,333 common shares (100,000 issued), is accrued;

d)

Pacific Technologies (controlled by Chris Haugen) the original contract was $33,000 per annum plus 250,000 common shares with an undefined term of appointment, 100,000 shares valued at $0.25 were issued pursuant to this contract. On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, 500,000 common shares valued at $0.05 were issued on February 17, 2006.  No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated;

f)

Martin Stevens, the original contract was for CDN$4,000 per month (equivalent to US$3,431) with an undefined term of appointment. On November 18, 2005, the agreement was amended.  The new compensation is $16,000 and 320,000 common shares have been valued at $0.05 and which were issued on February 17, 2006. No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated;

g)

Harold Forzley, CFO, the original contract was for $90,000 plus 1,000,000 common shares, with an undefined term of the appointment, 250,000 shares valued at $0.25 were issued pursuant to this contract.  On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, 400,000 shares valued at $0.05 were issued on February 17, 2006.  A new agreement is intended but has not been defined for the 2006 year;

h)

Peter Miele, the original contract was for $24,000 plus 150,000 common shares, with an undefined term of appointment.  On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, a total of 350,000 shares valued at $0.05 per share were issued on February 17, 2006.  No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated; and

i)

The Company is committed to pay rent for premises at CDN$2,475 (equivalent to US$2,123) per month through to February 2007.

13.

Related Party Transactions

The related party transactions are as described in Notes 6, 7, and 12. At March 31, 2006 there was a total of $115,876 ($128,144 – December 31, 2005) was included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $95,000 of the $115,000 in accrued liabilities for the value of shares to be issued under agreements.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2006

14.

Subsequent Events

a)

On April 27, 2006, the Company issued a promissory note in the amount of $6,500 payable to a company controlled by a director with interest at 12% per annum and due on demand.

b)

On April 28, 2006, the Company issued a promissory note in the amount of CDN$7,000 or US$5,993 payable to a company controlled by a director with interest at 12% per annum and due on demand.

c)

On May 2, 2006, the Company issued 25,000 common shares at a value of $0.125 per share to a vendor as a full settlement of an account payable.

 ITEM  2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project,"  "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned  that any forward-looking  statements  are  not  guarantees  of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the "Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our History

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The Company had no income for the three months ended March 31, 2006 or 2005.

The Company had general and administrative expenses of $48,824 during the three months ended March 31, 2006, resulting in a net loss of $48,824. During the same three-month period in 2005, the Company had general and administrative expenses of $363,857 and interest earned of $978 resulting in a net loss of $362,879. Expenses during three months ended March 31, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources

At March 31, 2006, the Company’s assets consisted of $19,230 in cash and $168,281 in equipment.  The Company had total liabilities of $588,790 at March 31, 2006 which were comprised of $411,095 in accounts payable and accrued liabilities, $17,980 in subscription received, $10,000 in loan payable, $32,407 in promissory notes payable and $117,308 in convertible promissory notes.

Subsequent to the date of this report, on April 27, 2006, the Company issued a promissory note in the amount of $6,500 payable to a company controlled by a director with interest at 12% per annum and due on demand.  On April 28, 2006, the Company issued a promissory note in the amount of CDN$7,000 or US$5,993 payable to a company controlled by a director with interest at 12% per annum and due on demand. On May 2, 2006, the Company issued 25,000 common shares at a value of $0.125 per share to a vendor as a full settlement of an account payable.

The Company has no material commitments for the next twelve months.  The Company will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

On January 6, 2006, the Company issued 6,000 common shares in exchange for settlement of accounts payable at $0.25 per share.

On February 9, 2006, the Company received the proceeds to issue 560,000 units at $0.125 per unit, each unit comprised on one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.25.  The shares were issued on March 29, 2006.

On February 17, 2006, the Company issued 3,070,000 common shares at a value of $0.05 per share for management and consulting services accrued in the year ended December 31, 2005.

On February 17, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.05 per share

On February 22, 2006, the Company issued 560,000 shares for cash proceeds of $70,000 along with 560,000 warrants to purchase a share of common stock at $.50 per share with expire February 22, 2007.

On March 22, 2006, the Company cancelled 150,000 common shares previously issued in July of 2005 at a value of $0.25 per share upon the termination of a consulting agreement.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

     1

 (31.1)

Certification of the Principal Executive Officer

pursuant to Section 302of the Sarbanes-Oxley Act of 2002

Attached

     2

 (31.2)

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

     3

(32.1)

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

     4

(32.2)

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 S2C GLOBAL SYSTEMS, INC.

Date: May 15, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: May 15, 2006

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer