Form 10QSB
period 2006-06-30
S2C GLOBAL SYSTEMS, INC.
filed 2006-08-11
CIK 1338629

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

40,840,246 shares of $.001 par value common stock issued and outstanding as of August 2, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements June 30, 2006

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 19 21
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	21 22 22
	Signatures	23

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED BALANCE SHEET
AT JUNE 30, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Audited)
	June 30, 2006	December 31, 2005

ASSETS

CURRENT
Cash	$ 3,306	$ 4,128
Prepaid expenses and deposits	37,952	-

	41,258	4,128

EQUIPMENT (Notes 4(d) and 5)	163,780	172,710

Total Assets	$ 205,038	$ 176,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable and accrued liabilities (Notes 13 and 14)	$ 412,486	$ 598,395
Loan payable (Note 6)	10,000	10,000
Promissory notes payable (Note 7)	105,572	-
Convertible promissory notes (Note 8)	124,550	113,398

	652,608	721,793

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(40,840,246 and 34,400,246) shares outstanding (Note 9)	40,840	34,400

Additional paid-in capital	1,359,432	960,797

Deficit accumulated during the development stage	(1,847,842)	(1,540,152)

	(447,570)	(544,955)
Going concern (Note 1)
Commitments (Note 13)	$ 205,038	$ 176,838

Director	Director

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception	3 months	3 months	6 months	6 months
	May 6, 2004 to	ended	ended	ended	ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Sales	$ 589	$ -	$ -	$ -	$ -
Cost of sales	496	-	-	-	-
	93	-	-	-	-
ADMINISTRATIVE EXPENSES
Accounting and legal	95,771	6,817	3,872	35,248	11,618
Advertising and promotion	23,264	5,203	373	6,379	2,598
Amortization	18,830	4,501	60	8,930	121
Auto and travel	57,185	6,422	2,068	10,176	8,957
Bank charges and interest	23,754	6,179	1,829	11,126	2,996
Foreign exchange loss/(gain)	10,395	(4,367)	3,121	(478)	(13,815)
Insurance	4,331	96	-	2,131	2,565
Management and consulting	1,184,115	202,243	93,585	170,351	318,153
Office expenses	31,042	1,779	225	3,889	1,685
Rent	38,146	6,960	26,464	13,316	26,464
Research and development	302,768	21,180	18,697	32,373	152,699
Shareholder services	13,015	-	-	-	-
Telephone	26,652	4,602	-	8,281	110
Transfer agent and filing fees	10,504	2,648	-	4,738	-
Wages and benefits	21,208	6,306	-	12,933	-

	1,860,980	270,569	150,294	319,393	514,151

Income/(loss) before other item	(1,860,887)	(270,569)	(150,294)	(319,393)	(514,151)
OTHER INCOME
Forgiveness of debt	11,703	11,703	-	11,703	-
Interest earned	1,342	-	1	-	979

	13,045	11,703	1	11,703	979

Loss for the period	(1,847,842)	(258,866)	(150,293)	(307,690)	(513,172)

Deficit, beginning of period	-	(1,588,976)	(749,884)	(1,540,152)	(387,005)

Deficit, accumulated during the development stage	$ (1,847,842)	$ (1,847,842)	$ (900,177)	$ (1,847,842)	$ (900,177)

Weighted average number of shares outstanding		38,100,913	36,364,579	37,232,746	26,550,994

Loss per share		$ (0.01)	$ (0.00)	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
AT JUNE 30, 2006

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$ 12,750	$ (6,375)	$ -	$ 6,375

Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000

Issued for cash	220,668	221	25,211	-	25,432

Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 8(a))	1,266,666	1,267	77,768	-	79,035

Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005
(Note 3)	15,095,490	15,095	(15,095)	-	-

Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355

Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500

Issued in settlement of accounts payable at $0.10	175,000	175	17,325	-	17,500

Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750

Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250

Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts payable at $0.25	6,000	6	1,494	-	1,500

Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000

Issued pursuant to management and
consulting agreements at $0.05	3,070,000	3,070	150,430	-	153,500

Issued for services at $0.05 per share	100,000	100	4,900	-	5,000

Shares cancelled initially issued pursuant
to consulting agreement at $0.25	(150,000)	(150)	(37,350)	-	(37,500)

Issued in settlement of accounts payable at 0.125	25,000	25	3,100	-	3,125

Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000

Issued for services at $0.14 per share	50,000	50	6,950	-	7,000

Issued for services at $0.07 per share	100,000	100	6,900	-	7,000

Issued for services at $0.07 per share	2,535,000	2,535	174,915	-	177,450

Net loss for the period	-	-	-	(307,690)	(307,690)

Balance, June 30, 2006	40,840,246	$ 40,840	$ 1,359,432	$ (1,847,842)	$ (447,570)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED CASH FLOW STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception	3 months	3 months	6 months	6 months
	May 6, 2004 to	ended	ended	ended	ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$ (1,847,842)	$(258,866)	$ (150,293)	$(307,690)	$(513,172)
Add non-cash items:
Amortization	18,830	4,501	60	8,930	121
Forgiveness of debt	11,703	11,703	-	11,703	-
Interest accrued	13,865	9,312	2,050	13,865	3,738
Management and consulting services	702,700	191,450	140,000	312,450	140,000
Changes in non-cash working capital items:
Prepaid expenses and deposits	(37,952)	(37,952)	(9,230)	(37,952)	(9,230)
Due from government agencies	-	-	(2,294)	-	(14,551)
Accounts payable and accrued liabilities	467,700	(7,187)	(31,697)	(192,987)	296,727

	(670,996)	(87,039)	(51,404)	(191,681)	(96,367)
FINANCING ACTIVITIES
Subscription received	-	(17,980)	(8,666)	-	14,000
Loan payable	10,000	-	-	-	-
Promissory notes issued	102,859	71,095	-	102,859	-
Convertible notes issued	192,433	-	39,725	-	39,725
Shares issued for cash	442,912	18,000	21,355	88,000	35,230

	748,204	71,115	52,414	190,859	88,955

INVESTING ACTIVITIES
Purchase of equipment	(73,902)	-	-	-	-

	(73,902)	-	-	-	-

NET INCREASE/(DECREASE) IN CASH DURING
THE DEVELOPMENT STAGE	3,306	(15,924)	1,010	(822)	(7,412)

CASH, BEGINNING OF PERIOD	-	19,230	4,124	4,128	12,546

CASH, END OF PERIOD	$ 3,306	$ 3,306	$ 5,134	$ 3,306	$ 5,134

Supplemental cash flow information:
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

Shares issued for debt	$ 22,125	$ 3,125	$ 17,500.00	$ 4,625	$ -
Shares issued for services	$ 702,700	$ 191,450	$ 140,000	$ 312,450	$ 140,000
Shares issued on conversion of notes	$ 79,035	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

1.

Nature of Operations

The Company was organized by filing articles of incorporation with the Secretary of State of the State of Nevada on March 19, 2001 as Sun Vacation Club, Inc.  There were no operations as Sun Vacation Club, Inc. and on December 4, 2002 the company changed its name to United Athletes, Inc.  Although numerous attempts were made to find funding for the Company substantial enough to support operations, in late 2003 management decided to suspend operations and discontinue attempts to raise equity capital.  Effective February 2, 2005, the Company completed the acquisition of S2C (Note 3) and changed its name to S2C Global Systems, Inc.  The Company has elected a year end of December 31.

S2C Global Systems Inc., a private company, was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying interim consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

3.

Acquisition of S2C Global Systems Inc. (the “S2C”) by United Athletes, Inc. (“UATH” or the “Company”)

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

4.

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

June 30, 2006

4.

Significant Accounting Policies (continued)

d)

Equipment

Equipment is recorded at historical cost and amortized at the following annual rates:

Computer equipment

45%

Vending equipment

10%

Additions during the year are amortized at one half their normal rate, and no amortization is taken in the year of disposal.

e)

Foreign currency translation

Monetary assets and liabilities are translated at period end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations and deficit.

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

g)

Financial instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in the interim consolidated financial statements together with information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.  Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

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
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

4.

Significant Accounting Policies (continued)

i)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense/(benefit) results from the net change during the year of deferred tax assets and liabilities.

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

5.

Equipment

June 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 1,304	$ 1,306
Vending equipment	180,000	17,526	162,474

	$ 182,610	$ 18,830	$ 163,780

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

5.

Equipment (continued)

December 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 925	$ 1,685
Vending equipment	180,000	8,975	171,025

	$ 182,610	$ 9,900	$ 172,710

6.

Loan Payable

There is a loan payable to an unrelated party for $10,000 ($10,000 – December 31, 2005) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.

7.

Promissory Notes Payable

At June 30, 2006, the Company has issued seven promissory notes of which six are due to related parties.  All are due on demand, with interest at 12% per annum totalling $102,859 (Nil – December 31, 2005).  The amount reported includes accrued interest.

8.

Convertible promissory notes

a)

During the period ended December 31, 2004, the Company issued nine unsecured convertible promissory notes totalling $79,035 (CDN$95,000).  The notes were convertible at a rate of one common share for each $0.062 (CDN$0.075) of principal; therefore, a total of 1,266,668 common shares may be issued.  The convertible promissory notes bear interest at a rate of 8% per annum, and no interest is payable if the notes are converted.  The notes may be converted into capital stock by December 1, 2005 at the option of the management of the Company, and must be converted if the Company is acquired, or goes public on any North American stock exchange.  In accordance with the recapitalization transaction (Note 3), the Company has been acquired and accordingly, the notes were converted into 1,266,668 common shares, no value was allocated to the conversion feature.

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
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

8.

Convertible promissory notes (continued)

c)

During the year ended December 31, 2005, the Company issued one unsecured convertible promissory note for CDN$50,000 (US$44,843).  Prior to December 31, 2005, the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and is due on July 1, 2007. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

d)

During the year ended December 31, 2005, the Company issued two unsecured convertible promissory notes totalling CDN$16,500 (US$14,798).  Prior to September 1, 2006, the notes are convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest. The notes bear interest at a rate of 15% per annum and are due on September 1, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

9.

Common shares

On February 2, 2005, the Company issued 1,266,666 common shares upon the conversion of nine convertible notes payable at $0.062 per shares (Note 8(a)).

Pursuant to the terms of the reverse takeover acquisition of United Athletes, Inc. on February 2, 2005, the Company issued 15,095,490 common shares with no value attributed (Note 3).

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

June 30, 2006

9.

Common shares (continued)

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

On February 9, 2006, the Company received the proceeds to issue 560,000 units at $0.125 per unit, each unit comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.25.  The shares were issued on March 29, 2006.

On February 17, 2006, the Company issued 3,070,000 common shares at a value of $0.05 per share in regards to the commitments noted in note 13 for management and consulting services accrued in the year ended December 31, 2005.

On February 17, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.05 per share.

On March 22, 2006, the Company cancelled 150,000 common shares previously issued in July of 2005 at a value of $0.25 per share upon the termination of a consulting agreement.

On May 2, 2006, the Company issued 25,000 common shares in exchange for settlement of accounts payable at $0.125 per share.

On May 31, 2006, the Company issued 144,000 units at $0.125 per unit for gross proceeds of $18,000. Each unit comprised one common share and one warrant to purchase one additional common share for a period of one year until May 31, 2007, at an exercise price of $0.25.

On June 2, 2006, the Company issued 50,000 common shares in exchange for consulting services at a value of $0.14 per share.

On June 9, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.07 per share.

On June 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 2,535,000 common shares in exchange for consulting services at a value of $0.07 per share (see Note 13).

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

10.

Options and Warrants

At June 30, 2006, the Company had nil (Nil – December 31, 2005) stock options outstanding.

At June 30, 2006, the Company had 885,000 (181,000 – December 31, 2005) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
560,000	$0.25	February 9, 2007
144,000	$0.25	May 31, 2007

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At June 30, 2006 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$ 3,201	$ 3,569
Accounts payable	$ 275,995	$ 307,734
Promissory notes payable	$ 43,139	$ 48,100
Convertible promissory notes	$ 59,641	$ 66,500

At June 30, 2006 US dollar amounts were converted at a rate of $1.1150 Canadian dollars to $1.00 US dollar.

12.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	June 30, 2006	December 31, 2005

Loss before income taxes	$ (307,690)	$ (1,153,147)

Income tax recovery at statutory rates	(46,153)	(172,972)
Adjustment for varying tax jurisdiction	(15,702)	(58,847)
Non-deductible items for tax purposes	625	2,315
Unrecognized benefit of non-capital loss carry-forwards	61,230	229,504

	$ -	$ -

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

12.

Income Taxes (continued)

The significant components of the Company’s future income tax assets are as follows:

	June 30, 2006	December 31, 2005

Future income tax assets
Non-capital losses available for future periods	$ 428,585	$ 367,355

Valuation allowance	(428,585)	(367,355)

	$ -	$ -

At June 30, 2006 the Company has available non-capital losses of approximately $1,800,000 ($1,500,000 – December 31, 2005) which may be carried forward to apply against future income.  These losses will expire commencing in 2015.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

13.

Commitments

The Company has entered into consulting agreements as follows:

a)

BPYA 966 Holdings Ltd. (controlled by the President and CEO, Rod Bartlett) the original contract was $90,000 per annum plus 1,000,000 common shares with an undefined term of appointment, 500,000 shares valued at $0.25 were issued pursuant to this contract. On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, an additional 1,500,000 common shares valued at $0.05 were issued on February 17, 2006.

On April 1, 2006, an agreement to act as President and CEO was entered into for the 2006 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.07 per share with 1,000,000 shares issued on June 30, 2006, 500,000 to be issued on September 30, 2006, and 500,000 on December 30, 2006.

b)

King Capital Inc. (controlled by the former CFO, Cameron King) $90,000 per annum plus 1,000,000 common shares of which 500,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $60,000 and 166,667 common shares, is accrued.

c)

Kruse Consulting Inc. (controlled by Darren Hayes) $42,000 per annum plus 500,000 common shares of which 100,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $28,000 and 233,333 common shares, is accrued.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

13.

Commitments (continued)

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

On April 1, 2006, an agreement to act as Head of Technology was entered into for the 2006   calendar year for 520,000 common shares to be issued at a deemed value of $0.07 per share with 260,000 shares issued on June 30, 2006, 130,000 to be issued on September 30, 2006, and 130,000 on December 30, 2006.

e)

  Martin Stevens, the original contract was for CDN$4,000 per month (equivalent to US$3,431) with an undefined term of appointment. On November 18, 2005, the agreement was amended.  The new compensation is $16,000 and 320,000 common shares have been valued at $0.05 and which were issued on February 17, 2006. No replacement agreement is contemplated at this time although work completed on behalf of the Company will be compensated.

f)

Harold Forzley, the original contract was for $90,000 plus 1,000,000 common shares, with an undefined term of the appointment, 250,000 shares valued at $0.25 were issued pursuant to this contract.  On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, 400,000 shares valued at $0.05 were issued on February 17, 2006.

On April 1, 2006, an agreement to act as Chief Financial Officer was entered into for the 2006 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.07 per share with 500,000 shares issued on June 30, 2006, 250,000 to be issued on September 30, 2006, and 250,000 on December 30, 2006.

g)

Peter Miele, the original contract was for $24,000 plus 150,000 common shares, with an undefined term of appointment.  On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, a total of 350,000 shares valued at $0.05 per share were issued on February 17, 2006.

On April 1, 2006, an agreement to act as Head of Marketing was entered into for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 to be issued on September 30, 2006, and 150,000 on December 30, 2006.

h)

John Balanko, on April 1, 2006, entered into an agreement to act as Head of Corporate Finance for the 2006 calendar year for 350,000 common shares to be issued at a deemed value of $0.07 per share with 175,000 shares issued on June 30, 2006, 87,500 to be issued on September 30, 2006, and 87,500 on December 30, 2006.

i)

Craig Robson, on April 1, 2006, entered into an agreement to act as Head of Corporate Relations for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 to be issued on September 30, 2006, and 150,000 on December 30, 2006.

S2C Global Systems, Inc.
(formerly United Athletes, Inc.)
(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2006

13.

Commitments (continued)

j)

The Company is committed to pay rent for premises at CDN$2,475 (equivalent to US$2,123) per month through to February 2007.

14.

Related Party Transactions

The related party transactions are as described in Notes 7, 8, and 13. At June 30, 2006 there was a total of $97,220 ($128,144 – December 31, 2005) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $95,000 of the $115,000 in accrued liabilities is for the value of shares to be issued under agreements.

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

The Company expended approximately $300,000 on research and development activities to date the cost of which is expensed in the company, and an additional $180,000 on the first working units.

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

Results of Operations for the Three Month Periods Ended June 30, 2006 and 2005

The Company had no income for the three months ended June 30, 2006 or 2005.

The Company had general and administrative expenses of $270,569 during the three months ended June 30, 2006, resulting in a net loss of $258,866. During the same three-month period in 2005, the Company had general and administrative expenses of $150,294 resulting in a net loss of $150,293. Expenses during three months ended June 30, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs.

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

The Company had general and administrative expenses of $ 319,393 during the six months ended June 30 2006, resulting in a net loss of $307,690. During the same six month period in 2005, the Company had general and administrative expenses of $514,151 resulting in a net loss of $513,172.Expense during the six months ended June 30, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs.

Liquidity and Capital Resources

At June 30, 2006, the Company’s assets consisted of $3,306 in cash $37,952 prepaid on new equipment and $163,780 in equipment.  The Company had total liabilities of $652,608 at June 30, 2006 which was comprised of $412,486 in accounts payable and accrued liabilities, $10,000 in loan payable, $105,572 in promissory notes payable and $124,550 in convertible promissory notes.

During the period of this report, on April 27, 2006, the Company issued a promissory note in the amount of $6,500 payable to a company controlled by a director with interest at 12% per annum and due on demand.  On April 28, 2006, the Company issued a promissory note in the amount of CDN$7,000 or US$5,993 payable to a company controlled by a director with interest at 12% per annum and due on demand. On May 2, 2006, the Company issued 25,000 common shares at a value of $0.125 per share to a vendor as a full settlement of an account payable. On May 31, 2006, the Company issued 144,000 units at $ 0.125 per unit for gross proceeds of $18,000. Each unit comprises one common share and one warrant to purchase one additional common share for a period of one year until May 31 2007, at an exercise price of $0.25.On June 2, 2006, the Company issued 50,000 common shares in exchange for consulting services at a value of $0.14 per share. On June 9, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.07 per share. On June 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 2,535,000 common shares in exchange for consulting services at a value of $0.07 per share.

The Company has no material commitments for the next twelve months other than the management and consulting contracts.  The Company will require additional capital to meet its liquidity needs.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect. The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

On May 2, 2006, the Company issued 25,000 common shares in exchange for settlement of accounts payable at $0.125 per share.

On May 31, 2006, the Company issued 144,000 units at $ 0.125 per unit for gross proceeds of $18,000. Each unit comprises one common share and one warrant to purchase one additional common share for a period of one year until May 31 2007, at an exercise price of $0.25.

On June 2, 2006, the Company issued 50,000 common shares in exchange for consulting services at a value of $0.14 per share.

On June 9, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.07 per share.

On June 30, 2006, the Company issued 2,535,000 common shares in exchange for consulting services at a value of $0.07 per share.

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

 S2C GLOBAL SYSTEMS, INC.

Date: August 10, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: August 10, 2006

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer