Form 10QSB
period 2006-09-30
S2C GLOBAL SYSTEMS, INC.
filed 2006-11-13
CIK 1338629

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

44,186,872 shares of $.001 par value common stock issued and outstanding as of November 7, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements September 30, 2006

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 5 6 7 8 9 20 22
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	22 22 23
	Signatures	24

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

S2C Global Systems, Inc.

 (a Development Stage Enterprise)

Interim Consolidated Financial Statements

 (presented in US dollars)

(Unaudited – Prepared by Management)

September 30, 2006

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Interim Consolidated Financial Statements

(presented in US dollars) (unaudited)

September 30, 2006

Interim Consolidated Balance Sheet	5

Interim Consolidated Statement of Operations and Deficit	6

Interim Consolidated Statement of Stockholders’ Equity/(Deficit)	7

Interim Consolidated Cash Flow Statement	8

Notes to the Interim Consolidated Financial Statements	9

S2C GLOBAL SYSTEMS, INC.
INTERIM CONSOLIDATED BALANCE SHEET
AT SEPTEMBER 30, 2006 WITH AUDITED FIGURES AT DECEMBER 31, 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Audited)
	September 30	December 31
	2006	2005

ASSETS

CURRENT
Cash	$39,950	$4,128
Prepaid expenses and deposits	53,252	-

	93,202	4,128

EQUIPMENT (Notes 4(d) and 5)	160,014	172,710

Total Assets	$253,216	$176,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable and accrued liabilities (Notes 13 and 14)	$394,798	$598,395
Loan payable (Note 6)	10,000	10,000
Promissory notes payable (Note 7)	59,817	-
Convertible promissory notes (Note 8)	125,888	113,398

	590,503	721,793

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(44,186,872 and 34,400,246) shares outstanding (Note 9)	44,187	34,400

Additional paid-in capital	1,645,222	960,797

Deficit accumulated during the development stage	(2,026,696)	(1,540,152)

	(337,287)	(544,955)

	$253,216	$176,838
Going concern (Note 1)
Commitments (Note 13)

Director	Director

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)		(Unaudited)
	Cumulative from
	inception	3 months		9 months
	May 6, 2004 to	ended		ended
	September 30	September 30		September 30
	2006	2006	2005	2006	2005

Sales	$ 589	$ -	$ 589	$ -	$ 589
Cost of sales	496	-	496	-	496

	93	-	93	-	93

ADMINISTRATIVE EXPENSES
Accounting and legal	107,677	11,906	17,734	47,154	29,352
Advertising and promotion	27,164	3,900	7,453	10,279	10,051
Amortization	22,596	3,766	8,952	12,696	9,073
Auto and travel	62,922	5,737	12,310	15,913	21,397
Bank charges and interest	29,895	6,141	2,371	17,267	5,367
Foreign exchange loss/(gain)	10,938	543	25,912	65	12,097
Insurance	4,558	227	(359)	2,358	2,206
Management and consulting	1,296,686	112,571	227,507	282,922	545,660
Office expenses	34,407	3,365	4,117	7,254	5,672
Rent	49,229	11,083	14,819	24,399	41,283
Research and development	311,732	8,964	(96,307)	41,337	56,391
Shareholder services	13,015	-	5,720	-	5,720
Telephone	30,436	3,784	746	12,065	856
Transfer agent and filing fees	11,384	880	3,590	5,618	3,590
Wages and benefits	27,167	5,959	-	18,892	-

	2,039,806	178,826	234,565	498,219	748,715

Income/(loss) before other items	(2,039,713)	(178,826)	(234,472)	(498,219)	(748,622)

OTHER INCOME
Forgiveness of debt	11,675	(28)	-	11,675	-
Interest earned	1,342	-	54	-	1,032

	13,017	(28)	54	11,675	1,032

Loss for the period	(2,026,696)	(178,854)	(234,418)	(486,544)	(747,590)

Deficit, beginning of period	-	(1,847,842)	(900,177)	(1,540,152)	(387,005)

Deficit, accumulated during
the development stage	$(2,026,696)	$(2,026,696)	$(1,134,595)	$(2,026,696)	$(1,134,595)

Weighted average number of
shares outstanding		41,006,913	33,429,246	38,490,802	30,472,526

Basic and diluted loss per share		$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
AT SEPTEMBER 30, 2006

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$ (6,375)	$ -	$ 6,375
Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)
Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)
Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 8(a))	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005
(Note 3)	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	1,153,147)
Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)
Issued in settlement of accounts payable
at $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and
consulting agreements at $0.05	3,070,000	3,070	150,430	-	153,500
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Shares cancelled initially issued pursuant
to consulting agreement at $0.25	(150,000)	(150)	(37,350)	-	(37,500)
Issued in settlement of accounts payable
at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	4,152,500	4,152	286,522	-	290,674
Issued upon conversion of convertible
debt	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,557,600	1,558	154,202	-	155,760
Net loss for the period	-	-	-	(486,544)	(486,544)

Balance, September 30, 2006	44,186,872	$44,187	$ 1,645,222	$(2,026,696)	$(337,287)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED CASH FLOW STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)		(Unaudited)
	Cumulative from
	inception	3 months		9 months
	May 6, 2004 to	ended		ended
	September 30	September 30		September 30
	2006	2006	2005	2006	2005

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$ (2,026,696)	$ (178,854)	$ (234,418)	$ (486,544)	$ (747,590)
Add non-cash items:
Amortization	22,596	3,766	8,952	12,696	9,073
Forgiveness of debt	11,675	(28)	-	11,675	-
Interest accrued	33,215	19,350	6,521	33,215	6,981
Management and consulting services	818,925	116,225	131,250	428,674	271,250
Changes in non-cash working capital items:
Inventory	-	-	(511)	-	(511)
Prepaid expenses and deposits	(53,252)	(15,300)	9,230	(53,252)	-
Due from government agencies	-	-	(12,760)	-	(27,311)
Accounts payable and accrued liabilities	450,039	(17,661)	273,902	(210,647)	598,505

	(743,498)	(72,502)	182,166	(264,183)	110,397

FINANCING ACTIVITIES
Loan payable	10,000	-	-	-	-
Promissory notes issued	124,263	21,404	-	124,263	-
Promissory notes repaid	(68,018)	(68,018)	-	(68,018)	-
Convertible notes issued	192,433	-	14,192	-	57,194
Shares issued for cash	598,672	155,760	35,250	243,760	56,605

	857,350	109,146	49,442	300,005	113,799

INVESTING ACTIVITIES
Purchase of equipment	(73,902)	-	(236,583)	-	(236,583)

	(73,902)	-	(236,583)	-	(236,583)

NET INCREASE/(DECREASE) IN CASH
DURING THE DEVELOPMENT STAGE	39,950	36,644	(4,975)	35,822	(12,387)

CASH, BEGINNING OF PERIOD	-	3,306	5,134	4,128	12,546

CASH, END OF PERIOD	$ 39,950	$ 39,950	$ 159	$ 39,950	$ 159

Supplemental cash flow information:
Interest paid	$ 4,015	$ 4,015	$ -	$ 4,015	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

Shares issued for debt	$ 22,125	$ -	$ -	$ 4,625	$ 17,500
Shares issued for services	$ 818,925	$ 116,225	$ 131,250	$ 428,674	$ 271,250
Shares issued on conversion of notes	$ 96,188	$ 17,153	$ -	$ 17,153	$ -

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

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

September 30, 2006

4.

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

September 30, 2006

4.

Significant Accounting Policies (continued)

k)

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

l)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 155 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s interim consolidated financial position or results of operations.

5.

Equipment

September 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 1,439	$ 1,171
Vending equipment	180,000	21,157	158,843

	$ 182,610	$ 22,596	$ 160,014

December 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 925	$ 1,685
Vending equipment	180,000	8,975	171,025

	$ 182,610	$ 9,900	$ 172,710

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

6.

Loan Payable

There is a loan payable to an unrelated party for $10,000 ($10,000 – December 31, 2005) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.

7.

Promissory Notes Payable

At September 30, 2006, the Company has issued seven promissory notes which are due to related parties.  All are due on demand, with interest at 12% per annum totaling $59,817 (Nil – December 31, 2005).  The amount reported includes accrued interest.

8.

Convertible promissory notes

a)

During the period ended December 31, 2004, the Company issued nine unsecured convertible promissory notes totaling $79,035 (CDN$95,000).  The notes were convertible at a rate of one common share for each $0.062 (CDN$0.075) of principal; therefore, a total of 1,266,668 common shares may be issued.  The convertible promissory notes bear interest at a rate of 8% per annum, and no interest is payable if the notes are converted.  The notes may be converted into capital stock by December 1, 2005 at the option of the management of the Company, and must be converted if the Company is acquired, or goes public on any North American stock exchange.  In accordance with the recapitalization transaction (Note 3), the Company has been acquired and accordingly, the notes were converted into 1,266,668 common shares, no value was allocated to the conversion feature.

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

c)

During the year ended December 31, 2005, the Company issued one unsecured convertible promissory note for CDN$50,000 (US$44,735).  Prior to December 31, 2005, the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and is due on July 1, 2007. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

d)

During the year ended December 31, 2005, the Company issued two unsecured convertible promissory notes totalling CDN$16,500 (US$15,000).  Prior to September 1, 2006, the notes are convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest.  The notes bear interest at a rate of 15% per annum and are due on September 1, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. The notes were converted into 171,526 common shares on September 29, 2006 (Note 9).

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

8.

Convertible promissory notes (continued)

e)

During the year ended December 31, 2005, the Company issued two unsecured convertible promissory notes totaling CDN$16,500 (US$15,000).  Prior to September 1, 2006, the notes are convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest.  The notes bear interest at a rate of 15% per annum and are due on September 1, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. The notes were converted into 171,526 common shares on September 29, 2006 (Note 9).

f)

On August 10, 2006, the Company issued one unsecured convertible promissory note for $5,000.  The note bears interest at a rate of 15% per annum and is due on August 10, 2007.   The note is convertible on or before August 10, 2007 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30. As the market price of the shares was less than the conversion price on the issue date of the convertible note, no value was allocated to the conversion feature.

g)

On August 21, 2006, the Company issued one unsecured convertible promissory note for $10,000.  The note bears interest at a rate of 15% per annum and is due on August 21, 2007.   The note is convertible on or before August 21, 2007 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30. As the market price of the shares was less than the conversion price on the issue date of the convertible note, no value was allocated to the conversion feature.

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

September 30, 2006

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

On August 1, 2006, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.07 per share.

On September 29, 2006, the Company issued 171,526 common shares in exchange for a convertible promissory note in the principal amount of CDN$16,500 (US$15,000) that was due on September 1, 2006 as full settlement including interest.  The shares were valued at $0.10 per share (see Note 8(d)).

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

9.

Common shares (continued)

On September 29, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.10 per share.

On September 29, 2006, the Company issued 1,557,600 units at $0.10 per unit for gross proceeds of $155,760. Each unit comprised one common share and one warrant to purchase one additional common share for a period of one year until September 30, 2007, at an exercise price of $0.25.

On September 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 1,267,500 common shares in exchange for consulting services at a value of $0.07 per share (see Note 13).

10.

Options and Warrants

At September 30, 2006, the Company had nil (Nil – December 31, 2005) stock options outstanding.

At September 30, 2006, the Company had 2,442,600 (181,000 – December 31, 2005) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
560,000	$0.25	February 9, 2007
144,000	$0.25	May 31, 2007
1,557,600	$0.25	September 30, 2007

2,442,600

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At September 30, 2006 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$ 2,161	$ 2,415
Accounts payable	$ 278,697	$ 311,500
Promissory notes payable	$ 49,745	$ 55,600
Convertible promissory notes	$ 44,735	$ 50,000

At September 30, 2006 US dollar amounts were converted at a rate of $1.1177 Canadian dollars to $1.00 US dollar.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

12.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	September 30, 2006	December 31, 2005

Loss before income taxes	$ (486,544)	$ (1,153,147)

Income tax recovery at statutory rates	(72,982)	(172,972)
Adjustment for varying tax jurisdiction	(24,829)	(58,847)
Non-deductible items for tax purposes	2,514	2,315
Unrecognized benefit of non-capital loss carry-forwards	95,297	229,504

	$ -	$ -

The significant components of the Company’s future income tax assets are as follows:

	September 30, 2006	December 31, 2005

Future income tax assets
Non-capital losses available for future periods	$ 428,585	$ 367,355

Valuation allowance	(428,585)	(367,355)

	$ -	$ -

At September 30, 2006 the Company has available non-capital losses of approximately $1,900,000 ($1,500,000 – December 31, 2005) which may be carried forward to apply against future income.  These losses will expire commencing in 2015.

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

On April 1, 2006, an agreement to act as President and CEO was entered into for the 2006 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.07 per share with 1,000,000 shares issued on June 30, 2006, 500,000 issued on September 30, 2006, and 500,000 to be issued on December 30, 2006.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

13. Commitments (continued)

b)

King Capital Inc. (controlled by the former CFO, Cameron King) $90,000 per annum plus 1,000,000 common shares of which 500,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $60,000 and 166,667 common shares, was accrued.

c)

Kruse Consulting Inc. (controlled by Darren Hayes) $42,000 per annum plus 500,000 common shares of which 100,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $28,000 and 233,333 common shares, was accrued.

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

On April 1, 2006, an agreement to act as Head of Technology was entered into for the 2006   calendar year for 520,000 common shares to be issued at a deemed value of $0.07 per share with 260,000 shares issued on June 30, 2006, 130,000 issued on September 30, 2006, and 130,000 to be issued on December 30, 2006.

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

On April 1, 2006, an agreement to act as Chief Financial Officer was entered into for the 2006 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.07 per share with 500,000 shares issued on June 30, 2006, 250,000 issued on September 30, 2006, and 250,000 to be issued on December 30, 2006.

g)

Peter Miele, the original contract was for $24,000 plus 150,000 common shares, with an undefined term of appointment.  On November 18, 2005, the agreement was amended.  Under the new agreement completed December 31, 2005, a total of 350,000 shares valued at $0.05 per share were issued on February 17, 2006.

On April 1, 2006, an agreement to act as Head of Marketing was entered into for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 issued on September 30, 2006, and 150,000 to be issued on December 30, 2006.

h)

John Balanko, on April 1, 2006, entered into an agreement to act as Head of Corporate Finance for the 2006 calendar year for 350,000 common shares to be issued at a deemed value of $0.07 per share with 175,000 shares issued on June 30, 2006, 87,500 issued on September 30, 2006, and 87,500 on December 30, 2006.

i)

Craig Robson, on April 1, 2006, entered into an agreement to act as Head of Corporate Relations for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 issued on September 30, 2006, and 150,000 on December 30, 2006.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2006

13.

Commitments (continued)

j)

The Company is committed to pay rent for premises at CDN$2,475 (equivalent to US$2,123) per month through to February 2007.

14.

Related Party Transactions

The related party transactions are as described in Notes 7, 8, and 13. At September 30, 2006 there was a total of $137,236 ($128,144 – December 31, 2005) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $95,000 of the $115,000 in accrued liabilities is for the value of shares to be issued under agreements.

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

Our History

We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc. on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has  generated minimal sales or revenues and only from its initial tests.

S2C designs, manufactures, promotes and markets distribution/logistics systems for prepackaged 5-gallon bottled water. S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/retail packages available through the Company. The Company has established a specific mechanical system, the “Aquaduct System”, related to the operation and promotion of prepackaged water. .  Currently, S2C is in the final development stages to bring its distribution/logistic system to market.

The Company installed the second generation prototype of the Aquaduct for testing in Verona, Ontario, Canada in 2005. At the same time it had the second prototype of the same design reverse engineered for the purpose of mass production. The Company completed engineering on the Aquaduct retail unit design for mass production in late 2006. The current design incorporates off the shelf components and is modular in order to facilitate global procurement and assembly. The Company is globally securing quotes on all components in anticipation of assembling units in the first three markets.

The Company is now initiating installations of Aquaduct units in Montreal, Vancouver, and Houston. The first market being launched is Quebec where the Company has secured a relationship with a large property manager of regional shopping centers and a supplier for the pre-packaged 5-gallon water. The Company is in the process of installing at the Mega Centre Notre Dame in Laval a suburb of Montreal. This installation will incorporate the launch of the Com

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built upon confirmation of the last of 10 each working Aquaducts in any of the aforementioned Markets.

The Company expended in excess of $2,000,000 in preparing the Aquaduct System and the Company for operational functionality.  The Company will require approximately $870,000 to complete the first three markets and move from its development stage to an operating company.

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

Current systems employed by producers, distributors and retailers of 5-gallon bottled water are labor intensive. Staff unload/load 5-gallon bottled water from the production line to warehousing, from warehousing to trucks, from trucks to transfer stations, from transfer stations to smaller trucks from these trucks to the home, offices and retailers. The retailers then unload the trucks to storage from storage to the store floor, from the store floor to customer’s cars. The returned empty bottles go through a reverse cycle of that previously described. Bottles are moved using a combination of fork lift operators, laborers and drivers. The S2C System eliminates all of the labor involved except for the truck driver; the number of drivers is reduced overall because of just in time inventory management, the Aquaducts storage capabilities and better logistics. The labor is not needed with the S2C System because machines move the bottles through the Aquaduct racking system, into the trucks and eventually into the Aquaducts.

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

S2C owns the technology for the S2C System and intends to generate revenue by selling the consumer product to the end user and licensing its technologies.  S2C does not intend to operate any manufacturing facilities but rather intends to subcontract or joint venture with existing manufacturing companies or assembly companies.  S2C obtained the rites to the original patent application with the United States Patent Office for its proprietary S2C System and will continue to secure additional patents, copyrights and trademarks as they are made available.

Employees

S2C’s employees are its President, Roderick Bartlett, its Chief Financial Officer, Harold Forzley, an office administrator and an Operations Manager.  As required, the Company hires independent contractors or out sources to appropriate companies.

Description of Property.

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2007.  We have a lease for one parking stall at Mega Centre Notre Dame and are in the process of securing one more in Vancouver, BC and Houston, Texas shopping centers for locating Aquaducts.

Results of Operations for the Three Month Periods Ended September 30, 2006 and 2005

The Company had no income for the three months ended September 30, 2006 and $589 for the three months ended September 30, 2005. The company ran a test market program in 2005.

The Company had general and administrative expenses of $178,826 during the three months ended September 30, 2006, resulting in a net loss of $178,854. During the same three-month period in 2005, the Company had general and administrative expenses of $234,565 resulting in a net loss of $234,418. Expenses during three months ended September 30, 2006 and 2005 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to decreased Management and consulting costs and decreased foreign exchange.

Results of Operations for the Nine Month Periods Ended September 30, 2006 and 2005

The Company had general and administrative expenses of $ 498,219 during the nine months ended September 30 2006, resulting in a net loss of $486,544. During the same nine month period in 2005, the Company had general and administrative expenses of $748,715 resulting in a net loss of $747,590.During the nine months ended June 30, 2006 and 2005 expenses consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to decreased management and consulting costs and decreased foreign exchange.

Liquidity and Capital Resources

At September 30, 2006, the Company’s assets consisted of $39,950 in cash $53,252 prepaid on new equipment and $160,014 in equipment.  The Company had total liabilities of $590,503 at September 30, 2006 which was comprised of $394,798 in accounts payable and accrued liabilities, $10,000 in loan payable, $59,817 in promissory notes payable and $125,888 in convertible promissory notes.

On September 29, 2006, the Company issued 1,557.6,000 units at $ 0.10 per unit for gross proceeds of $155,760. Each unit comprises one common share and one warrant to purchase one additional common share for a period of one year until September 29, 2007, at an exercise price of $0.25.On September 29, 2006 the company issued 171,526 shares to pay in full convertible promissory notes totaling $15,000 plus accrued interest per the conversion clause in the notes at a value of $0.10 per share. During the three months ended September 30 2006 the company issued one promissory note for $7500.00 with interest at 12%. On August 10, 2006, the Company issued one unsecured convertible promissory note for $5,000.  The note bears interest at a rate of 15% per annum and is due on August 10, 2007.   The note is convertible on or before August 10, 2007 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30.

On August 21, 2006, the Company issued one unsecured convertible promissory note for $10,000.  The note bears interest at a rate of 15% per annum and is due on August 21, 2007.   The note is convertible on or before August 21, 2007 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30. During the period the company repaid one promissory note for $53,220 plus the accrued interest.

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

On August 1, 2006, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.07 per share.

On September 29, 2006, the Company issued 171,526 common shares in exchange for a convertible promissory note in the principal amount of CDN$16,500 (US$15,000) that was due on September 1, 2006 as full settlement including interest.  The shares were valued at $0.10 per share (see Note 8(d)).

On September 29, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.10 per share.

On September 29, 2006, the Company issued 1,557,600 units at $0.10 per unit for gross proceeds of $155,760. Each unit comprised one common share and one warrant to purchase one additional common share for a period of one year until September 30, 2007, at an exercise price of $0.25.

On September 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 1,267,500 common shares in exchange for consulting services at a value of $0.07 per share (see Note 13).

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

Subsequent to the date of this report, the Company filed a current Report on Form 8-K on October 11, 2006 regarding Item 5.02.

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

•

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

 S2C GLOBAL SYSTEMS, INC.

Date: November 13, 2006

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: November 13, 2006

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer