Form 10KSB
period 2006-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2007-04-02
CIK 1338629

OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0420
Washington, D.C. 20549	Expires: March 31, 2007
Form 10-KSB	Estimated average burden
Hours per response…1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number  000-51529

S2C Global Systems, Inc.

(Name of small business issuer in its charter)

Nevada	13-4226299

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1650-1188 West Georgia, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   604-629-2461

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting stock held as of March 7, 2007 by non-affiliates of the issuers was $5,943,206 based on the closing price of the registrant’s common stock.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of March 7, 2007, there were 46,854,372 shares of common stock, $.001 par value issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

2

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

S2C designs, manufactures, promotes and markets distribution/logistics systems for pre-packaged 5-gallon bottled water. S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/retail packages available through the Company. The Company has established a specific mechanical system, the “Aquaduct System”, related to the operation and promotion of pre-packaged water. .  Currently, S2C is in the final development stages to bring its distribution/logistic system to market.

The Company installed the second generation prototype of the Aquaduct for testing in Verona, Ontario, Canada in 2005. At the same time it had the second prototype of the same design reverse engineered for the purpose of mass production in Mexico. The Company completed engineering on the mass production version of the Aquaduct retail unit by the end of 2006 and then built one of these units through to March 2007. The current design incorporates off the shelf components and is modular in order to facilitate global procurement and assembly. The Company is securing quotes on all components in anticipation of assembling units in the first three markets.

The Company is now installing Aquaduct units in Montreal, Vancouver, and Houston. The first market being launched is Quebec where the Company has secured a relationship with a large property manager of regional shopping centers and a supplier for the pre-packaged 5-gallon water. The Company is in the process of installing the Verona unit at the Mega Centre Notre Dame in Laval a suburb of Montreal and reworking that unit to the new design standards. The unit shipped to Mexico has been moved to our workshop in the Houston area where it is also being refitted to the new design standard. Each of the units when launched will also be a fully operational ATM. The new unit in Vancouver is in the final programming stages prior to its launch.

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built with market demand assumed to be after the installation of ten Aquaduct vending units.

The Company expended in excess of $2,000,000 in preparing the Aquaduct System and the Company for operational functionality.  The Company will require approximately $870,000 to establish the first three markets and move from its development stage to an operating company.

Bottled Water/Vending Industry Background

Originally introduced in American restaurants in the mid-1970’s, the little green bottle of mineral water, Perrier, became a cultural icon.  Today, North Americans are drinking bottled water in unprecedented amounts.  The U.S. bottled water industry sold $9.2 Billion dollars in 2004 and is over $10 Billion for 2006 according to the Beverage Marketing Corporation. Nestle’ Waters reports one third to one half, depending on the market, of all bottled water sales are 5-gallon type bottles. Using sales statistics for the U.S. from the Beverage Marketing Corporation 2005 Report between 449 and 680 million 5-gallon bottles of water were sold last year.

5-gallon bottled water is either delivered to homes or offices or picked up at a store.  Currently 50% of bottle sales in the USA are home deliveries and 50% away from home according to a Groupe Danone & Eden Springs (Europe) 2003 release. Overall the U.S. bottled water market has continued to grow 7.5 % during the years of 2003-2004 as reported by the Beverage Marketing Corporation.  In interviews conducted in person and over the phone during the summer of 2004 by S2C’s then V.P. Sales Martin Stevens, category managers, store managers and distribution managers of three major grocery chains reported the delivery and sale of 5-gallon bottled water in retail environments using traditional retail systems has become awkward and non- profitable.

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

The Company’s system will initially vend 5-gallon bottled water, targeting market areas with proven 5-gallon sales history. There can be no assurance the Company will participate in the successes or growth that the bottled water/vending industry has experienced or that our product will achieve any market acceptance. The preceding information regarding the vending industry was gathered from “www.vendingtimes.com”

The S2C System

In an attempt to address the growing market for bottled water and to capitalize on the low labour costs of vending, S2C has developed a proprietary product delivery system.  S2C designs, develops and distributes mechanical systems, including vending systems that automate the distribution from suppliers to consumers of bulk food products.  Bulk food products include items sold in larger quantities up to 5 gallons (18 litres) and/or 50 pounds (22.3 Kg).  Any product that is capable of being packaged in a cylindrical container, typically liquid or granular in nature can be delivered via the S2C System.  Water is the first consumer product the Company is promoting it will be supplied to the Aquaducts through existing packagers/distributors of 5-gallon water.

The S2C Aquaduct is a vending unit capable of accepting empty 5-gallon recyclable plastic jugs and distributing full 5-gallon recyclable plastic jugs.  The Aquaduct is intended to act as a replacement to in store retail distribution systems.  Most grocery store chains in North American sell 5-gallon bottled water.  The Aquaduct is intended to be a replacement system for those systems currently in place.

Current systems employed by producers, distributors and retailers of 5-gallon bottled water are labour intensive. Labor unload/load 5-gallon bottled water from the production line to warehousing, from warehousing to trucks, from trucks to transfer stations, from transfer stations to smaller trucks from these trucks to the home, offices and retailers. The retailers then unload the trucks to storage from storage to the store floor, from the store floor to customers’ cars. The returned empty bottles go through a reverse cycle of that previously described. Bottles are moved using a combination of fork lift operators, laborers and drivers. The S2C System eliminates all of the labor involved except for the truck driver; the number of drivers is reduced overall because of just in time inventory management, the Aquaducts storage capabilities and better logistics. The labor is not needed with the S2C Systems because machines move the bottles through the Aquaduct racking system, into the trucks and eventually into the Aquaducts.

The S2C System is a three part system comprised of:  (1) an in plant system that takes the pre-packaged goods from the line into an integrated storage/loading system; (2) an integrated truck storage/loading system; and (3) a retail vending unit. The vending unit sits in an accessible parking lot where an individual can drive up in their car, stop in front of the unit, retrieve their empty 5-gallon water jug if they have one, touch the ATM/POS Screen, select the transaction they want i.e. return or no return, swipe their bank card enter their pin, place the return bottle in the return door, retrieve the full bottle, put it in the car and drive away. The truck system has a drop down over and under conveyor that hooks up at the plant or Aquaduct loading door on one end and to the continuous loop racking system in the truck. Full bottles push empty bottles either out of the Aquaduct or out of the truck. The Plant system runs from the production line through the continuous loop racking system all the way to the loading doors using a system of conveyors.

S2C owns the technology for the S2C System and intends to generate revenue by selling the consumer product to the end user and licensing its technologies.  S2C does not intend to operate any manufacturing facilities but rather intends to establish component supply agreements and assembly crews.  S2C obtained the rites to the original patent application with the United States Patent Office for its proprietary S2C System and will continue to secure additional patents, copyrights and trademarks as they are made available.

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

Competition

The Company’s research indicates there are no existing automated vending systems in existence for pre-packaged 5-gallon bottled water; however there are several vending systems for u-fill bulk bottled water. These include Glacier Water (AMEX-HOO) and Culligan.

The existing distribution system used by Danone Waters of North America is similar to that used by most bottler/distributors it consists of bottle handling robots, fork lifts, pallet /racking systems, warehousing, freight trucks, transfer stations, delivery trucks and in store racking. The existing in plant systems require significant capital to setup, manpower to operate, and other significant operating costs such as fuel. S2C’s Aquaduct system can eliminate the cost of the fork lifts and operators, robots, pallets/racking, delivery trucks and operators and the transfer stations. Estimates by S2C’s management put the distribution costs under the Aquaduct system as much as 65% lower than the existing distribution costs.

Currently, 5-gallon pre-packaged bottle water is available at grocery stores, big box stores, and gas stations in racks, the customer buying the water has to carry his empty bottle through the store to the customer service counter to get a credit note, pick up a new bottle in the store and carry the 50 pound bottle back to his car, the Aquaduct system sits in a single parking stall, at any of these locations or a variety of others where consumers can drive right up to the machine offering a competitive level of convenience.  The Aquaducts ability to compete for these locations will come down to having the space for the Aquaduct and the drive up convenience for loading and unloading.

Employees

S2C’s only employees are its President, Roderick Bartlett and its Chief Financial Officer, Harold Forzley and an Office Administrator and an Operations Manager.  As required, the Company hires independent contractors or out sources to appropriate companies to perform other services.

Item 2.

Description of Property.

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2010.  We believe our current space is sufficient for our operations into the foreseeable future. We have a lease for one parking stall at Centre Notre Dame in Montreal, Quebec and are in the process of securing one more in Vancouver, B.C. and Houston, Texas shopping centers for locating Aquaducts. The company also has a lease on Warehouse space located in Surrey B.C. used for distribution and manufacture of Aquaduct units. The company also has a monthly rental on warehouse and distribution space in Houston Texas.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the OTC Bulletin Board under the symbol STWG.  There is currently little or no trading volume for our securities.  At March 7, 2007, the Company had Approximately 233 disclosed shareholders owning 46,854,372-shares of its issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

January 2 through March 31.51		.30	.70	.55

April 1 through June 30.51		.10	.70	.35

July 1 through September 30.33		.10	.54	.22

October 1 through December 31.23		.05	.27	.09

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

January 3 through March 31.18		.04	.21	.10

April 3 through June 30.15		.06	.18	.11

July 3 through September 29.12		.04	.17	.12

October 2 through December 29.13		.03	.19	.10

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail mark-up, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

Executive Summary and Outlook for Fiscal Year 2007

During the fiscal year 2006, we continued to make progress in developing our strategy for a supplier to consumer technology business, and many of the strategic alliances required to move forward. We established the corporate head-office in Vancouver, BC, Canada in February 2005, the Vancouver and Houston distribution centers in December 2006.   A number of key management changes and additions have been made in strategic areas to establish the executive, creative, buying and planning teams necessary to execute the successful selection and presentation of supplier to consumer technology to gain target consumer acceptance. We continue to believe that with the manufacturing and distribution strategies identified; revenues from ATM transactions and 5-gallon bottled water sales should begin to be demonstrated in the second quarter of fiscal 2007.

Since February 2005 S2C Global has secured under contract its President, CEO Rod Bartlett Its CFO Harold Forzley, its operations manager and an administrative assistant. The Company has built a solid board of directors consisting of five members with diverse business backgrounds and experience. The company has also built an advisory board that covers engineering, sales and marketing, securities and compliance.  In keeping with the business plan the company completed two Aquaducts and launched the first Aquaduct in Montreal, with units for Vancouver and Houston to be ready this next quarter.

The company continues its drive to bring its Aquaduct to the forefront of retail distribution through ongoing business relationships in the field of supplier to consumer.  The Company continues to search for potential partners to establish and convert existing markets located throughout North America and Europe.

Looking forward in 2007 we expect that in the first quarter the Company will focus on finalizing its products for mass production and launch Montreal, Vancouver and Houston. Second quarter 2007 the Company intends to expand each of these markets to a minimum of 10 units each, and then enter San Diego and Toronto. Expansion will continue throughout Third and Fourth quarters 2007 launching our media sector and lease back financing. Management expects revenues to be produced in 2007 through these efforts.

Results of Operations

Twelve Months Ended December 31, 2006 Compared with Twelve Months Ended December 31, 2005

Consolidated Results of Operations

Total Revenues. Total revenues decreased to $0.00 in the twelve months ended December 31, 2006 from $589 in the twelve months ended December 31, 2005. The 2005 revenues were from a test market campaign.

Cost of Revenues. The Cost of Revenues decreased $496 for the twelve months ended December 31, 2006 as there was no Cost of Revenue for the period. The cost of Revenue was $496 for the twelve months ending December 31, 2005.The 2005 Cost of Revenues were related to the test market campaign.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $1,154,582 in the twelve months ended December 31, 2005 to $723,927 in the twelve months ended December 31, 2006. The decrease in general and administrative expenses primarily was driven by decreased management expense as we consolidated the management and consulting support required.

Our general and administrative expenses as a percentage of total revenues did not change significantly in the fiscal 2006, due primarily to the very low level of revenue in the 2005 year.

Loss from Operations

Total Loss from Operations. Our loss from operations was $712,729 in fiscal 2006 while our loss from operations was $1,153,147 in fiscal 2005. The decreases in operating loss are primarily due to the decreased in management and consulting expenses.

Income Tax Benefit (Expense)

In the twelve months ended December 31, 2006 we recorded loss carry-forwards of approximately $2,200,000 due to the taxable losses generated to that date. In the twelve months ended December 31, 2005 we recorded loss carry-forwards of approximately $1,500,000 due to the taxable loss generated in the year. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in the Financial Statements.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2005 and for the twelve months ended December 31, 2006. Our principal commitments at December 31, 2006 consisted of accounts payable, loans payable, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($278,688) in fiscal 2006 compared with net cash used in operating activities of ($124,894) in fiscal 2005. The reduced cash usage was primarily due to the change in the accounts payable and accrued liabilities.

Net cash provided by financing activities was $362,985 in the twelve months ended December 31, 2006 compared with $190,378 of cash provided by financing activities in the twelve months ended December 31, 2005. The cash provided by financing activities in the twelve months ended December 31, 2006 was due to $5,400 from a loan, $15,000 of net borrowings under a convertible note agreement from a private company, $153,620 from loans payable and demand promissory notes issued and $188,966 from the sale of shares. In the twelve months ended December 31, 2005, financing activities raised $68,398 from convertible notes issued, $10,000 from loan payable, $13,875 from share subscriptions received and $98,105 from the sale of shares.

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

Changes in Securities.

On December 11, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 1,267,500 common shares in exchange for consulting services at a value of $0.07 per share (see Note 13).

On December 11, 2006, the Company issued 135,000 common shares in exchange for consulting services at a value of $0.12 per share.

On December 11, 2006, the Company issued 15,000 common shares in exchange for consulting services at a value of $0.13 per share.

On December 27, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.12 per share.

On December 30, 2006, the Company issued 350,000 common shares in exchange for consulting and management services at a value of $0.12 per share.

On December 31, 2006, the Company cancelled 300,000 common shares previously issued in exchange for consulting services valued at $0.07 per share.

Subsequent to the date of this report the Company issued the following shares of its common stock, par value $.001.  Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

On January 6, 2007, the Company issued 850,000 common shares valued at $85,000 to a three individuals, issued in exchange for consulting services.

On February 28, 2007, the Company issued 250,000 shares pursuant to a compensation agreement in exchange for consulting services valued at $.05 per share:

On March 6, 2007, the Company issued 120,000 common shares valued at $18,000 to an individual, issued in exchange for consulting services.

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

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2006.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section

16(a) of the Exchange Act.

The following table sets forth as of March 7, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

Roderick C. Bartlett	50	Chief Executive Officer,	February 2005
		President and Director

Harold Forzley	54	Chief Financial Officer	September 2005
		and Director

Alejandro Bautista	50	Director	February 2005

Tina VanderHeyden	52	Director	October 2006

Mark Lambert	51	Director	October 2006

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officers and directors:

Roderick C. Bartlett.  Mr. Bartlett has been involved in the Aquaduct for the past four years with the preceding 10 years in business development and his own ventures including a real estate development company, Triple R Developments, LTD (1991-2001) of which he was the President and majority shareholder. His public company experience includes the Reverse Take Over (RTO) of a Canadian Public Company, Claddagh Gold (August 1998 to August 2001). Mr. Bartlett through the RTO established a resort management company Resorts Unlimited Management (TSX-RUM) of which he was CEO and President.  From December 2001 to April 2004, Mr. Bartlett was Vice President Sales and Marketing of ActionView International (OBTCC-AVWI). -Mr. Bartlett went on to accept the position of Director, President and CEO of Quest Oil Corporation (OTCBB-QOIL) which he held from February 2004 until June 30, 2005.  Mr. Bartlett is responsible for the day to day operations and planning of S2C. Mr. Bartlett’s business experience over the past five years included business planning and execution, mergers and acquisitions, corporate finance, corporate governance, product development, resource development, project management, marketing strategies and execution.

Harold Forzley.  Mr. Forzley earned a BA Commerce while attending at Simon Fraser University and a Chartered Accountant designation while employed at Thorne Riddell (now KPMG). After an eight year tenure with Thorne Riddell, Mr. Forzley spent the next 20 years building a variety of companies primarily in the mining sector. . Mr. Forzley has spent the past five years in his own consultancy, providing financial/business advice to a variety of small businesses including a private furniture manufacturing firm based in mainland China.  In September 2005, Mr. Forzley joined the board and became an officer of a mineral exploration company, Sonora Gold Corp. In September 2006, Mr. Forzley joined the board and became an officer of a mineral exploration company, Grande Portage Resources Ltd.

Alejandro Bautista.  Mr. Bautista has a degree in Business Administration from Instituto Technologico Y De Estudios Superiores De Monterrey, with over 25 years of senior management experience in plant operations, international market development, import, export, sales, marketing and public relations. From 1985 to 1987, Mr. Bautista was the executive director and was fundamental in the growth of Grupo Industrias Petrus S.A.  Mr. Bautista was a founding investor in the private company S2C Global Systems and has been instrumental in organizing a potential relationship with Durosa, SA, a mass production facility in Monterey, Mexico. From 1989 through 2000, Mr. Bautista spent as the head of a family manufacturing business, Granitos Naturales S.A. and Granitos Naturales of North American, Inc. which is based in Laredo, Texas. His business experience during this period included import and export, manufacturing, marketing, administration and finance.  Since 2000, Mr. Bautista is the owner and CEO of Promotora Activa De Puebla, a land development business in Mexico.

Tina VanderHeyden. Tina Vanderheyden is renowned as the co-producer of Andrew Lloyd Webber's The Phantom of the Opera and CATS; productions that dominated Toronto and Canada's commercial theatre scene for 15 years. In addition to her work as a promoter and producer of theatre, concerts and events, Tina assists corporate, institutional and private sector clients meet their fundraising, marketing and sales goals. Tina is currently the Director of Development for the Canadian Film Centre and serves on a number of Boards, including Allura International Inc.

Mark Lambert. Mark Lambert is a senior level executive focused in the water industry having spent 9 years with US Filter Corporation one of the leading water technologies companies (now Siemens Water Technologies) and 6 with Water Industry Solutions. Mark Lambert is skilled in profit and loss management, strategic planning, finance, operations and distribution, sales and marketing leadership. Mr. Lambert is an adept strategist with solid negotiation and financial modeling skills, international business acumen including 2 years overseas assignment.

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

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offences);

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

Item 10. Executive Compensation.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Leo Kreiger, CEO	2004	-0-	-0-	4,500	-0-	-0-	-0-	-0-	4,500

Mark Lindberg, CEO	2004	-0-	-0-	4,500	-0-	-0-	-0-	-0-	4,500

Darren Hayes, CEO	2004	-0-	-0-	2,000	-0-	-0-	-0-	-0-	2,000

Roderick Bartlett, CEO	2005	-0-	-0-	200,000	-0-	-0-	-0-	-0-	200,000
	2006	-0-	-0-	140,000	-0-	-0-	-0-	-0-	140,000

Cameron King, CFO	2005	-0-	-0-	125,000	-0-	-0-	-0-	-0-	125,000

Harold Forzley, CFO	2005	-0-	-0-	82,500	-0-	-0-	-0-	-0-	82,500
	2006	-0-	-0-	70,000	-0-	-0-	-0-	-0-	70,000

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

Compensation of Directors

There are no written agreements to compensate any of the directors for their services, however during the year the company paid directors 25,000 common shares per quarter for their services in acting as a director of the company.

NAME	NUMBER OF SHARES RECEIVED

Roderick Bartlett	100,000

Harold Forzley	100,000

Alejandro Bautista	100,000

Tina VanderHeyden	25,000

Mark Lambert	25,000

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 7, 2007, the name and the number of shares of the Registrant’s Common Stock, par value .001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 46,824,372 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Roderick Bartlett (1) (3)	3,835,000	8.19%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Harold Forzley (1)	1,843,000	3.93%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Alejandro Bautista (2)	1,325,000	2.83%
	40 Eton Green
	San Antonio, TX 78257

Common	Tina VanderHayden (2)	175,000	0.38%
	78 Pricefield Rd,.
	Toronto, Ontario
	Canada M4W 1Z9

Common	Mark Lambert (2)	25,000	0.05%
	1451 Santa Fe Dr.
	Encinitas, CA 92024

Total Officer and Directors as		7,203,000	15.38%
A Group – Five people

(1) Officer and director.

(2) Director

(3)  These shares are held in the name of BPYA 966 Holdings, Ltd., a company owned and controlled by Mr. Bartlett.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

S2C borrowed a total of $87,907.41 under convertible notes from 0685797 BC Ltd., d/b/a Trigate Financial Corporation, a company 50% owned and controlled by our President, Mr. Roderick Bartlett and 50% owned and controlled by a shareholder, Cameron King.  The notes are unsecured and bear interest at a rate of 15% per annum.  Prior to December 31, 2006, the notes were convertible into shares of common stock of the Company at a rate of $.10.  The conversion feature of the notes has expired as at December 31 2006 and they are no longer convertible. The company has also borrowed money under Demand Promissory Notes for $81,673.77 that accrues interest at 12% per annum.

Item 13.  Exhibits

Exhibit	Title	Location
Exhibit 3(i) Exhibit 3(ii) Exhibit 14 31.1 31.2 32.1 32.2

Amended and Restated Articles of Incorporation

Amended and Restated Bylaws

Code of Ethics

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

* * ** Attached Attached Attached Attached

* Incorporated by reference. Previously filed with our amended Registration Statement on Form 10-SB with the Securities and Exchange Commission on November 14, 2005.

** Incorporated by reference.  Previously filed with our Form 10-KSB with the Securities and Exchange Commission on March 31, 2006.

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $13,000 for audit services and $5,800 for non-audit services fiscal year ended 2006 and $13,000 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2005 and 2006.

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

S2C GLOBAL SYSTEMS, INC.

Date: March 30, 2007

/s/ Roderick Bartlet

Roderick Bartlett

Chief Executive Officer

Date: March 30, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Roderick Bartlett Roderick Bartlett Director

Date: March 30, 2007	/s/ Harold Forzley Harold Forzley Director
Date: March 30, 2007 Date: March 30, 2007 Date: _____________	/s/ Alejandro Bautista Alejandro Bautista Director /s/ Tina VanderHeyden Tina VanderHeyden Director ____________________ Mark Lambert Director

S2C Global Systems, Inc.

 (a Development Stage Enterprise)

Consolidated Financial Statements

 (presented in US dollars)

December 31, 2006

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet

F-2

Consolidated Statement of Operations and Deficit

F-3

Consolidated Statement of Stockholders’ Equity/(Deficit)

F-4

Consolidated Cash Flow Statement

F-5

Notes to the Consolidated Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders of

S2C Global Systems, Inc.

(a Development Stage Enterprise)

We have audited the consolidated balance sheets of S2C Global Systems, Inc. (a development stage enterprise) as at December 31, 2006, and 2005, and the consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years ended December 31, 2006 and 2005 and cumulative from inception on May 6, 2004 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005 and cumulative from inception on May 6, 2004 to December 31, 2006 in accordance with the generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other factors as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      /s/ MacKay LLP

Vancouver, Canada

“MacKay LLP”

March 22, 2007

     Chartered Accountants

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(presented in US dollars)

	December 31	December 31
	2006	2005

ASSETS

CURRENT
Cash	$4,661	$4,128

PROPERTY AND EQUIPMENT (Notes 2(d) and 3)	233,401	172,710

Total Assets	$238,062	$176,838

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT
Accounts payable and accrued liabilities (Note 13)	$430,198	$598,395
Loans payable (Note 4)	15,400	10,000
Demand promissory notes (Note 5)	86,969	-
Convertible promissory notes (Note6)	129,090	66,882

	661,657	675,277

LONG TERM
Convertible promissory notes (Note 6)	-	46,516

Total Liabilities	661,657	721,793

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-

Common stock, 200,000,000 shares authorized, $0.001 par value
45,754,372 (34,400,246-2005) shares outstanding (Note 7)	45,754	34,400

Additional paid-in capital	1,783,531	960,797

Deficit accumulated during the development stage	(2,252,881)	(1,540,152)

	(423,596)	(544,955)

	$238,061	$176,838

Going concern (Note 1)
Commitments (Note 12)
Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31	December 31	December 31
	2006	2006	2005

Sales	$589	$-	$589
Cost of sales	496	-	496

	93	-	93

ADMINISTRATIVE EXPENSES
Accounting and legal	116,132	55,609	57,012
Advertising and promotion	42,888	26,003	12,358
Amortization	32,975	23,075	9,900
Auto and travel	71,879	24,870	33,428
Bank charges and interest	37,340	24,712	12,069
Foreign exchange loss	35,321	24,448	3,564
Insurance	4,462	2,262	2,200
Management and consulting	1,432,948	419,184	838,507
Office expenses	33,606	6,453	9,042
Rent	57,483	32,653	24,830
Repairs and maintenance	13,439	13,439	-
Research and development	270,395	-	108,590
Shareholder services	25,284	12,269	13,015
Telephone	32,432	14,061	16,026
Transfer fees	13,189	7,423	5,766
Wages and benefits	45,741	37,466	8,275

	2,265,514	723,927	1,154,582

Income/(loss) before other items	(2,265,421)	(723,927)	(1,154,489)

OTHER ITEMS
Forgiveness of debt	11,198	11,198	-
Interest earned	1,342	-	1,342

	12,540	11,198	1,342

Loss for the period	(2,252,881)	(712,729)	(1,153,147)

Deficit, beginning of period	-	(1,540,152)	(387,005.00)

Deficit, accumulated during the development stage	$(2,252,881)	$(2,252,881)	$(1,540,152)

Weighted average number of shares outstanding		39,973,882	31,429,831

Basic and diluted loss per share		$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC. (A Development Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY) (presented in US dollars)

				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375
Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)
Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)
Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 7)	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	(1,153,147)
Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)
Issued in settlement of accounts payable
@ $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and
consulting agreements at $0.05	2,920,000	2,920	113,080	-	116,000
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Issued in settlement of accounts payable
at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400
Issued upon conversion of convertible
debt (Note 7)	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,557,600	1,557	154,203	-	155,760
Issued for services at $0.12 per share	585,000	585	69,615	-	70,200
Issued for services at $0.13 per share	15,000	15	1,935	-	1,950
Net loss for the year	-	-	-	(712,729)	(712,729)
Balance, December 31, 2006	45,754,372	$45,754	$1,783,531	$(2,252,881)	$(423,596)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC. (A Development Stage Enterprise) CONSOLIDATED CASH FLOW STATEMENTS (presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31	December 31	December 31
	2006	2006	2005

Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$(2,252,881)	$(712,729)	$(1,153,147)
Add non-cash items:
Amortization	32,975	23,075	9,900
Management and consulting services	1,112,300	568,550	543,750
Changes in non-cash working capital items:
Due from government agencies	-	-	1,498
Accounts payable and accrued liabilities	366,646	(157,583)	473,105

	(740,960)	(278,687)	(124,894)

FINANCING ACTIVITIES
Loans payable	15,400	5,400	10,000
Demand promissory notes issued	81,674	153,620	-
Convertible notes issued	207,433	15,000	68,398
Share subscriptions receivable	-	-	13,875
Shares issued for cash	598,671	188,965	98,105

	903,178	362,985	190,378

INVESTING ACTIVITIES
Purchase of equipment	(157,557)	(83,765)	(73,902)

	(157,557)	(83,765)	(73,902)

NET INCREASE/(DECREASE) IN CASH DURING
THE DEVELOPMENT STAGE	4,661	533	(8,418)

CASH, BEGINNING OF PERIOD	-	4,128	12,546

CASH, END OF PERIOD	$4,661	$4,661	$4,128

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Financing
Shares issued for accounts payable	$22,125	$4,625	$17,500
Shares issued for promissory notes	$71,948	$71,948	$-
Repayment of promissory notes	$(71,948)	$(71,948)	$-
Accounts payable related to purchase of equipment	$108,708	$-	$108,708

Investing
Purchase of equipment	$(108,708)	$-	$(108,708)

The accompanying notes are an integral part of these consolidated financial statements.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

1.

Nature of Operations

The Company was organized by filing articles of incorporation with the Secretary of State of the State of Nevada on March 19, 2001 as Sun Vacation Club, Inc.  There were no operations as Sun Vacation Club, Inc. and on December 4, 2002 the company changed its name to United Athletes, Inc.  Although numerous attempts were made to find funding for the Company substantial enough to support operations, in late 2003 management decided to suspend operations and discontinue attempts to raise equity capital.  Effective February 2, 2005, the Company changed its name to S2C Global Systems, Inc.

The Company has elected a year end of December 31.

S2C Global Systems Inc., a private company, was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system for sales in Canada.

S2C Global Systems USA, Inc., a private company, was incorporated on November 27, 2006 in the State of Nevada.  The main business is the marketing of the Company’s water dispensing and recycling system for sales in the USA.

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

b)

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, S2C Global Systems Inc., a British Columbia, Canada corporation, and S2C Global Systems USA, Inc., a Nevada corporation.  All significant inter-company transactions have been eliminated.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

2.

Significant Accounting Policies (continued)

c)

Research and development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred.

d)

Equipment

Equipment is recorded at historical cost and amortized at the following annual rates:

Computer equipment

45%

Bottles

20%

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

Basic and diluted loss per share

Basic loss per share is calculated using the weighted-average number of shares outstanding during the period.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

2.

Significant Accounting Policies (continued)

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

h)

Income taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

i)

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

j)

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.”). SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended December 31, 2006 was $Nil.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

2.

Significant Accounting Policies (continued)

j)

Stock-Based Compensation (continued)

All stock-based awards are measured and recognized using the fair-value method as determined by the Black-Scholes option pricing model.  Awards that the Company has the ability to settle with stock are recorded as equity, whereas awards that the Company is required to settle or has the practice of settling in cash are recorded as liabilities.  Compensation expense is recognized in the statement of operations over the vesting period.

k)

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

l)

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

There was no revenue for the year ended December 31, 2006.

m)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3.

Equipment

			December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,683	$927
Bottles	20,513	2,051	18,462
Vending equipment	243,252	29,240	214,012

	$266,375	$32,974	$233,401

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

3.

Equipment (continued)

			December 31, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$925	$1,685
Vending equipment	180,000	8,975	171,025

	$182,610	$9,900	$172,710

4.

Loans Payable

There are two loans payable to unrelated parties for $15,400 ($10,000 – December 31, 2005) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.

5.

Demand Promissory Notes

At December 31, 2006, the Company has issued eleven promissory notes which are due to related parties.  All are due on demand, with interest at 12% per annum totalling $86,969 ($Nil – December 31, 2005).  The amount reported includes accrued interest.

6.

Convertible Promissory Notes

a)

During the period ended December 31, 2004, the Company issued one unsecured convertible promissory note for US$45,000.  Prior to December 31, 2005 the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised.  The note bears interest at a rate of 15% per annum and was due on December 31, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

b)

During the year ended December 31, 2005, the Company issued one unsecured convertible promissory note for CDN$50,000 (US$42,807).  Prior to December 31, 2005, the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and is due on July 1, 2007. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

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

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

6.

Convertible Promissory Notes (continued)

d)

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

7.

Common Shares

On February 2, 2005, the Company issued 1,266,666 common shares upon the conversion of nine convertible notes payable at $0.062 per shares.

Pursuant to the terms of the reverse takeover acquisition of United Athletes, Inc. on February 2, 2005, the Company issued 15,095,490 common shares with no value attributed.

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

December 31, 2006

7.

Common Shares (continued)

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

On June 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 2,535,000 common shares in exchange for consulting services at a value of $0.07 per share (see Note 12).

On August 1, 2006, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.07 per share.

On September 29, 2006, the Company issued 171,526 common shares in exchange for a convertible promissory note in the principal amount of CDN$16,500 (US$15,000) that was due on September 1, 2006 as full settlement including interest.  The shares were valued at $0.10 per share.

On September 29, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.10 per share.

On September 29, 2006, the Company issued 1,557,600 units at $0.10 per unit for gross proceeds of $155,760 with $100,965 paid in cash and $54,795 as a settlement of a promissory note. Each unit comprised one common share and one warrant to purchase one additional common share for a period of one year until September 30, 2007 at an exercise price of $0.25.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

7.

Common Shares (continued)

On September 30, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 1,267,500 common shares in exchange for consulting services at a value of $0.07 per share (see Note 12).

On December 11, 2006, pursuant to the compensation agreements dated April 1, 2006, the Company issued 1,267,500 common shares in exchange for consulting services at a value of $0.07 per share (see Note 12).

On December 11, 2006, the Company issued 135,000 common shares in exchange for consulting services at a value of $0.12 per share.

On December 11, 2006, the Company issued 15,000 common shares in exchange for consulting services at a value of $0.13 per share.

On December 27, 2006, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.12 per share.

On December 30, 2006, the Company issued 350,000 common shares in exchange for consulting and management services at a value of $0.12 per share.

On December 31, 2006, the Company cancelled 300,000 common shares previously issued in exchange for consulting services valued at $0.07 per share.

The number of common shares outstanding includes 150,000 common shares that are allotted and will be issued subsequent to the year end.

8.

Options

At December 31, 2006, the Company had nil (Nil – December 31, 2005) stock options outstanding.

9.

Warrants

At December 31, 2006, the Company had 2,442,600 (181,000 – December 31, 2005) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
560,000	$0.25	February 9, 2007 (expired)
144,000	$0.25	May 31, 2007
1,557,600	$0.25	September 30, 2007

2,442,600

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At December 31, 2006 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$4,605	$5,367
Accounts payable	$303,889	$354,122
Demand promissory notes	$75,154	$87,600
Convertible promissory notes	$42,907	$50,000

At December 31, 2006 US dollar amounts were converted at a rate of $1.1653 Canadian dollars to $1.00 US dollar.

11.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2006	December 31, 2005

Loss before income taxes	$(712,729)	$(1,153,147)

Income tax recovery at statutory rates	(106,909)	(172,972)
Adjustment for varying tax jurisdiction	(57,512)	(58,847)
Non-deductible items for tax purposes	522	2,315
Change in valuation allowance	163,899	229,504

	$-	$-

The significant components of the Company’s future income tax assets are as follows:

	December 31, 2006	December 31, 2005

Future income tax assets
Non-capital losses available for future periods	$508,000	$367,355

Valuation allowance	(508,000)	(367,355)

	$-	$-

At December 31, 2006 the Company has available non-capital losses of approximately $2,200,000 ($1,500,000 – December 31, 2005) which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

11.

Income Taxes (continued)

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

b)

King Capital Inc. (controlled by the former CFO, Cameron King) $90,000 per annum plus 1,000,000 common shares of which 500,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $60,000 and 166,667 common shares was accrued.

c)

Kruse Consulting Inc. (controlled by Darren Hayes) $42,000 per annum plus 500,000 common shares of which 100,000 shares were issued in June 2005 at a value of $0.25; the agreement was terminated August 31, 2005, the remaining commitment of $28,000 and 233,333 common shares was accrued.

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

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

12.

Commitments (continued)

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

On December 6, 2006, the agreement was amended as follows:  500,000 common shares to be issued at a deemed value of $0.07 per share with 175,000 shares issued on June 30, 2006, 87,500 shares issued on September 30, 2006, and 237,500 shares issued on December 30, 2006.

i)

Craig Robson, on April 1, 2006, entered into an agreement to act as Head of Corporate Relations for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 issued on September 30, 2006, and 150,000 on December 30, 2006.  The 300,000 shares to be issued on or after September 30, 2006 were cancelled on December 30, 2006.

j)

The Company is committed to pay rent for premises at CDN$3,893 (equivalent to US$3,341) per month through to February 2010.

k)

The Company is committed to pay machine space at CDN$250 (equivalent to US$215) per month through to September 2007.

l)

The Company is committed to pay rent for warehouse space at CDN$1,370 (equivalent to US$1,177) per month through to December 2007.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(presented in US dollars)

December 31, 2006

13.

Related Party Transactions

The related party transactions are as described in Notes 4 and 12. At December 31, 2006 there was a total of $142,090 ($128,144 – December 31, 2005) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $100,000 of the $115,000 in accrued liabilities is for the value of shares to be issued under agreements.

14.

Subsequent Events

On January 6, 2007, the Company issued 850,000 common shares valued at $85,000 to a three individuals, issued in exchange for consulting services.

On February 28, 2007, the Company issued 250,000 shares pursuant to a compensation agreement in exchange for consulting services valued at $.05 per share.

On March 6, 2007, the Company issued 120,000 common shares valued at $18,000 to an individual, issued in exchange for consulting services.