Form 10QSB
period 2007-03-31
S2C GLOBAL SYSTEMS, INC.
filed 2007-05-15
CIK 1338629

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

48,354,372 shares of $.001 par value common stock issued and outstanding as of May 8, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements March 31, 2007

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 6 7 8 10 11 19 21
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	21 21 22
	Signatures	22

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

March 31, 2007

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

Interim Consolidated Balance Sheets

6

Interim Consolidated Statements of Operations and Deficit

7

Interim Consolidated Statement of Stockholders’ Equity/(Deficit)

8

Interim Consolidated Cash Flow Statements

10

Notes to the Interim Consolidated Financial Statements

11

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
INTERIM CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2007 WITH AUDITED FIGURES AT DECEMBER 31, 2006
(presented in US dollars)

(Unaudited – Prepared by Management)

	(Unaudited)	(Audited)
	March 31,	December 31
	2007	2006

ASSETS

CURRENT
Cash	$-	$4,661

EQUIPMENT (Notes 3)	227,023	233,401

Total Assets	$227,023	$238,062

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT
Bank overdraft	$2,005	$-
Accounts payable and accrued liabilities (Note 13)	419,093	430,199
Loans payable (Note 4)	80,757	15,400
Demand promissory notes (Note 5)	90,225	86,969
Convertible promissory notes (Note 6)	134,184	129,090

Total Liabilities	726,264	661,658

STOCKHOLDERS' EQUITY / (DEFICIENCY)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-

Common stock, 200,000,000 shares authorized, $0.001 par value
(48,104,372 and 45,754,372) shares outstanding (Note 7)	48,104	45,754

Additional paid-in capital	1,992,481	1,783,531

Deficit accumulated during the development stage	(2,539,826)	(2,252,881)

Total Stockholders’ Deficit	(499,241)	(423,596)

Total Liabilities and Stockholders’ Deficit	$227,023	$238,062

Going concern (Note 1)
Commitments (Note 12)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC. (A Development Stage Enterprise) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (presented in US dollars)

(Unaudited – Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	from inception	3 months	3 months
	May 6, 2004 to	Ended	Ended
	March 31, 2007	March 31, 2007	March 31, 2006

Sales	$589	$-	$-
Cost of sales	496	-	-

	93	-	-

ADMINISTRATIVE EXPENSES
Accounting and legal	135,737	19,605	28,431
Advertising and promotion	50,111	7,223	1,176
Amortization	39,353	6,378	4,429
Auto and travel	76,904	5,025	3,754
Bank charges and interest	44,860	7,520	4,947
Foreign exchange loss/(gain)	39,648	4,327	3,889
Insurance	7,063	2,601	2,035
Management and consulting	1,648,411	215,463	(31,892)
Office expenses	36,664	3,058	2,110
Rent	70,213	12,730	6,356
Repairs and maintenance	50,928	37,489	-
Research and development	270,395	-	11,193
Shareholder services	34,411	9,127	-
Telephone	38,502	6,070	3,679
Transfer fees	15,574	2,385	2,090
Wages and benefits	67,274	21,533	6,627

	2,626,048	360,534	48,824

Income/(loss) before other item	(2,625,955)	(360,534)	(48,824)

OTHER ITEMS
Forgiveness of debt	84,787	73,589	-
Interest earned	1,342	-	-

	86,129	73,589	-

Loss for the period	(2,539,826)	(286,945)	(48,824)

Deficit, beginning of period	-	(2,252,881)	(1,540,152)

Deficit, accumulated during the development stage	$(2,539,826)	$(2,539,826)	$(1,588,976)

Weighted average number of basic and diluted shares outstanding		46,444,372	36,364,579

Basic and diluted loss per share		$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC. (A Development Stage Enterprise) INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT) AT MARCH 31, 2007 (presented in US dollars) (Unaudited – Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375
Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)
Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)
Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 7)	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts payable
at $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and
consulting agreements at $0.05	2,920,000	2,920	113,080	-	116,000
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Issued in settlement of accounts payable
at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400
Issued upon conversion of convertible
debt (Note 7)	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,557,600	1,557	154,203	-	155,760
Issued for services at $0.12 per share	585,000	585	69,615	-	70,200
Issued for services at $0.13 per share	15,000	15	1,935	-	1,950
Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	45,754	1,783,531	(2,252,881)	(423,596)
Issued for services at $0.10 per share	850,000	850	84,150	-	85,000
Issued pursuant to management and
consulting agreements at $0.08	250,000	250	19,750	-	20,000
Issued for services at $0.12 per share	120,000	120	14,280	-	14,400
Issued for services at $0.13 per share	30,000	30	3,870	-	3,900
Issued pursuant to management and
consulting agreements at $0.08 per share	1,100,000	1,100	86,900	-	88,000
Net loss for the period	-	-	-	(286,945)	(286,945)
Balance, March 31, 2007	48,104,372	$48,104	$1,992,481	$(2,539,826)	$(499,241)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED CASH FLOW STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(presented in US dollars)

(Unaudited – Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	from inception	3 months	3 months
	May 6, 2004 to	ended	ended
	March 31, 2007	March 31, 2007	March 31, 2006
Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$(2,539,826)	$(286,945)	$(48,824)
Add non-cash items:
Amortization	39,353	6,378	4,429
Forgiveness of debt	(73,589)	(73,589)	-
Interest accrued	8,350	8,350	4,553
Management and consulting services	1,323,600	211,300	(32,500)
Changes in non-cash working capital item:
Accounts payable and accrued liabilities	429,129	62,483	(32,300)

Cash used by operating activities:	(812,983)	(72,023)	(104,642)

FINANCING ACTIVITIES
Shares subscriptions receivable	-	-	17,980
Loan payable	80,757	65,357	-
Demand promissory notes issued	81,674	-	31,764
Convertible notes issued	207,433	-	-
Shares issued for cash	598,671	-	70,000

Cash provided by financing activities:	968,535	65,357	119,744

INVESTING ACTIVITIES
Purchase of equipment	(157,557)	-	-

Cash used by investing activity	(157,557)	-	-

NET INCREASE/(DECREASE) IN CASH DURING
THE DEVELOPMENT STAGE	(2,005)	(6,666)	15,102

CASH, BEGINNING OF PERIOD	-	4,661	4,128

CASH, END OF PERIOD	$(2,005)	$(2,005)	$19,230

Supplemental cash flow information:
Interest paid	$-	-	-
Income taxes paid	$-	-	-

Financing
Shares issued for accounts payable	$22,125	$-	$1,500
Shares issued for promissory notes	$71,948	$-	$(32,500)
Repayment of promissory notes	$(71,948)	$-	$-
Accounts payable related to purchase of equipment	$108,708	$-	$-

Investing
Purchase of equipment	$108,708	$-	$-

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the December 31, 2006.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

3.

Equipment

			March 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,787	$823
Bottles	20,513	2,974	17,539
Vending equipment	243,252	34,591	208,661

	$266,375	$39,352	$227,023

			December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,683	$927
Bottles	20,513	2,051	18,462
Vending equipment	243,252	29,240	214,012

	$266,375	$32,974	$233,401

4.

Loans Payable

There are nine loans payable to unrelated parties for $80,757 ($15,400 – December 31, 2006) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.

5.

Demand Promissory Notes

At March 31, 2007, the Company has issued eleven promissory notes which are due to related parties.  All are due on demand, with interest at 12% per annum totalling $90,225 ($86,969 – December 31, 2006).  The amount reported includes accrued interest.

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

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

6.

Convertible Promissory Notes (continued)

b)

During the year ended December 31, 2005, the Company issued one unsecured convertible promissory note for CDN$50,000 (US$43,305).  Prior to December 31, 2005, the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however, on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and is due on July 1, 2007. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature.

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

March 31, 2007

7.

Common Shares (continued)

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

March 31, 2007

7.

Common Shares (continued)

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

On January 6, 2007, the Company issued 850,000 common shares in exchange for consulting services at a value of $0.10 per share.

On February 28, 2007, pursuant to a compensation agreement, the Company issued 250,000 shares in exchange for consulting services at a value of $0.08 per share.

On March 6, 2007, the Company issued 120,000 common shares in exchange for consulting services at a value of $0.12 per share.

On March 29, 2007, the Company issued 30,000 common shares in exchange for consulting services at a value of $0.13 per share.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

7.

Common Shares (continued)

On March 29, 2007, pursuant to compensation agreements, the Company issued 1,100,000 common shares in exchange for consulting and management services at a value of $0.08 per share.

8.

Options

At March 31, 2007, the Company had nil (nil – December 31, 2006) stock options outstanding.

9.

Warrants

At March 31, 2007, the Company had 1,882,600 (2,442,600 – December 31, 2006) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
144,000	$0.25	May 31, 2007
1,557,600	$0.25	September 30, 2007

1,882,600

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At March 31, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Bank overdraft	$2,120	$2,447
Accounts payable and accrued liabilities	$291,643	$336,730
Loans payable	$45,557	$52,600
Demand promissory notes	$75,870	$87,600
Convertible promissory notes	$43,305	$50,000

At March 31, 2007 US dollar amounts were converted at a rate of $1.1546 Canadian dollars to $1.00 US dollar.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

11.

Income Taxes

At March 31, 2007 the Company has available non-capital losses of approximately $2,400,000 ($2,200,000 – December 31, 2006) which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

12.

Commitments

The Company has entered into consulting agreements as follows:

a)

Roderick Bartlett, on April 1, 2006, an agreement to act as President and CEO was entered into for the 2006 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.07 per share with 1,000,000 shares issued on June 30, 2006, 500,000 issued on September 30, 2006, and 500,000 issued on December 30, 2006.

On January 24, 2007, an agreement to act as President and CEO was entered into for the 2007 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.08 per share with 500,000 shares issued on March 31, 2007, 500,000 shares to be issued on June 30, 2007, 500,000 to be issued on September 30, 2007, and 500,000 to be issued on December 31, 2007.

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

d)

  Trevor Reber, on January 24, 2007, an agreement to act as Commercial Operations Manager was entered into for the 2007 calendar year for a monthly salary of $5,500 to be paid each month, and 300,000 common shares to be issued at a deemed value of $0.08 per share with 75,000 shares issued on March 31, 2007, 75,000 shares to be issued on June 30, 2007, 75,000 to be issued on September 30, 2007, and 75,000 to be issued on December 31, 2007.

e)

Harold Forzley, on April 1, 2006, an agreement to act as Chief Financial Officer was entered into for the 2006 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.07 per share with 500,000 shares issued on June 30, 2006, 250,000 issued on September 30, 2006, and 250,000 issued on December 30, 2006.

On January 24, 2007, an agreement to act as Chief Financial Officer was entered into for the 2007 calendar year for 1,500,000 common shares to be issued at a deemed value of $0.08 per share with 375,000 shares issued on March 31, 2007, 375,000 shares to be issued on June 30, 2007, 375,000 to be issued on September 30, 2007, and 375,000 to be issued on December 31, 2007.

S2C Global Systems, Inc.
(a Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2007

12.

Commitments (continued)

f)

Peter Miele, on April 1, 2006, an agreement to act as Head of Marketing was entered into for the 2006 calendar year for 600,000 common shares to be issued at a deemed value of $0.07 per share with 300,000 shares issued on June 30, 2006, 150,000 issued on September 30, 2006, and 150,000 issued on December 30, 2006.

On January 24, 2007, an agreement to act as Head of Marketing was entered into for the 2007 calendar year for 600,000 common shares to be issued at a deemed value of $0.08 per share with 150,000 shares issued on March 31, 2007, 150,000 shares to be issued on June 30, 2007, 150,000 to be issued on September 30, 2007, and 150,000 to be issued on December 31, 2007.

f)

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

On January 24, 2007, an agreement to act as Head of Corporate Finance was entered into for the 2007 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.08 per share with 250,000 shares issued on March 31, 2007, 250,000 shares to be issued on June 30, 2007, 250,000 to be issued on September 30, 2007, and 250,000 to be issued on December 31, 2007.

g)

The Company is committed to pay rent for premises at CDN$3,893 (equivalent to US$3,372) per month through to February 2010.

i)

The Company is committed to pay machine space at CDN$250 (equivalent to US$217) per month through to September 2007.

j)

The Company is committed to pay rent for warehouse space at CDN$1,370 (equivalent to US$1,187) per month through to December 2007.

13.

Related Party Transactions

The related party transactions are as described in Notes 4, 5, and 12. At March 31, 2007 there was a total of $150,357 ($142,090 – December 31, 2006) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company, and $100,000 of the $115,000 in accrued liabilities is for the value of shares to be issued under agreements.

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

The Company is now initiating installations of Aquaduct units in Montreal, Vancouver, and Houston. The first market being launched is Quebec where the Company has secured a relationship with a large property manager of regional shopping centers and a supplier for the pre-packaged 5-gallon water. The Company is in the process of installing at the Mega Centre Notre Dame in Laval a suburb of Montreal, and at the Strawbery Hill Mall at Surrey B.C.

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built upon confirmation of the last of 10 each working Aquaducts in any of the aforementioned Markets.

The Company expended in excess of $2,000,000 in preparing the Aquaduct System and making the Company operational. The Company will require approximately $870,000 to complete the first three markets and move from its development stage to an operating company.

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

S2C owns the technology for the S2C System and intends to generate revenue by selling the consumer product to the end user and licensing its technologies.  S2C does not intend to operate any manufacturing facilities but rather intends to subcontract or joint venture with existing manufacturing companies or assembly companies.  S2C obtained the rights to the original patent application with the United States Patent Office for its proprietary S2C System and will continue to secure additional patents, copyrights and trademarks as they are made available.

Employees

S2C’s employees are its President, Roderick Bartlett, its Chief Financial Officer, Harold Forzley, an office administrator and an Operations Manager.  As required, the Company hires independent contractors or out sources to appropriate companies.

Description of Property

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2010. The Company has a lease to December 31, 2007 for warehouse space in Surrey B.C.  We have a lease for one parking stall at Mega Centre Notre Dame and are in the process of securing one more in Vancouver, BC and Houston, Texas shopping centers for locating Aquaducts.

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

The Company had no income for the three months ended March 31, 2007 or for the three months ended March 31, 2006

The Company had general and administrative expenses of $360,534 during the three months ended March 31, 2007, resulting in a net loss for the period of $286,945 after recognizing the forgiveness of debt of $73,589. During the same three-month period in 2006, the Company had general and administrative expenses of $48,824 resulting in a net loss of $48,824. Expenses during three months ended March 31, 2007 and 2006 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to increased Management and consulting costs increased repairs and maintencace and increased wages and benefits.

Liquidity and Capital Resources

At March 31, 2007, the Company’s assets consisted of $227,023 in equipment.  The Company had total liabilities of $726,264 at March 31, 2007 which was comprised of $2005 in bank overdraft, $419,093 in accounts payable and accrued liabilities, $80,757 in loan payable, $90,225 in demand promissory notes payable and $134,184 in convertible promissory notes.

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

On January 6, 2007, the Company issued 850,000 common shares in exchange for consulting services at a value of $0.10 per share

On February 28, 2007, the Company issued 250,000 shares pursuant to a compensation agreement in exchange for consulting services valued at $0.08 per share.

On March 6, 2007, the Company issued 120,000 common shares exchange for consulting services valued at $0.12 per share.

On March 29, 2007, the Company issued 30,000 common shares exchange for consulting services valued at $0.13 per share.

On March 29, 2007, the Company issued 1,100,000 common shares in exchange for consulting and management services valued at $0.08 per share.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the period.

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

 S2C GLOBAL SYSTEMS, INC.

Date: May 14 , 2007

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: May 14, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer