Form 10QSB
period 2007-06-30
S2C GLOBAL SYSTEMS, INC.
filed 2007-08-14
CIK 1338629

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

59,300,327 shares of $.001 par value common stock issued and outstanding as of July 27, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements June 30, 2007

Interim Consolidated Balance Sheets

Interim Consolidated Statements of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 5 6 7 9 10 18 20
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

June 30, 2007

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

Interim Consolidated Balance Sheets

5

Interim Consolidated Statements of Operations and Deficit

6

Interim Statement of Stockholders’ Equity/(Deficit)

7

Interim Consolidated Cash Flow Statements

9

Notes to the Interim Consolidated Financial Statements

10

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2007 WITH AUDITED FIGURES AT DECEMBER 31, 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Audited)
	June 30, 2007	December 31, 2006

ASSETS

CURRENT
Cash	$107,398	$4,661
Amount receivable	4,618	-

	112,016	4,661

EQUIPMENT (Note 3)	278,594	233,401

Total Assets	$390,610	$238,062

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT
Accounts payable and accrued liabilities (Note 13)	$182,771	$430,199
Loans payable (Note 4)	11,408	15,400
Demand promissory notes (Note 5)	22,546	86,969
Convertible promissory notes (Note 6)	23,482	129,090

Total Liabilities	240,207	661,658

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(59,300,327 and 45,754,372) shares outstanding (Note 7)	59,300	45,754

Additional paid-in capital	2,680,681	1,783,531

Deficit accumulated during the development stage	(2,589,578)	(2,252,881)

Total Stockholders' Equity/(Deficit)	150,403	(423,596)

Total Liabilities and Stockholders' Equity/(Deficit)	$390,610	$238,062

Going concern (Note 1)
Commitments (Note 12)

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	from inception	3 months	3 months	6 months	6 months
	May 6, 2004 to	ended	ended	ended	ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales	$1,067	$478	$-	$478	$-
Cost of sales	687	191	-	191	-

	380	287	-	287	-
ADMINISTRATIVE EXPENSES
Accounting and legal	146,522	10,785	6,817	30,390	35,248
Advertising and promotion	50,597	486	5,203	7,709	6,379
Amortization	48,807	9,454	4,501	15,832	8,930
Auto and travel	92,813	15,909	6,422	20,934	10,176
Bank charges and interest	47,605	2,745	6,179	10,265	11,126
Foreign exchange (gain)/loss	65,233	25,585	(4,367)	29,912	(478)
Insurance	9,256	2,193	96	4,794	2,131
Management and consulting	1,749,305	100,894	202,243	316,357	170,351
Office expenses	40,305	3,641	1,779	6,699	3,889
Rent	86,392	16,179	6,960	28,909	13,316
Repairs and maintenance	53,953	3,025	-	40,514	-
Research and development	270,395	-	21,180	-	32,373
Shareholder services	43,956	9,545	-	18,672	-
Telephone	45,016	6,514	4,602	12,584	8,281
Transfer fees	17,302	1,728	2,648	4,113	4,738
Wages and benefits	98,973	31,699	6,306	53,232	12,933

	2,866,430	240,382	270,569	600,916	319,393

Income/(loss) before other item	(2,866,050)	(240,095)	(270,569)	(600,629)	(319,393)

OTHER ITEM
Forgiveness of debt	275,130	190,343	11,703	263,932	11,703
Interest earned	1,342	-	-	-	-

	276,472	190,343	11,703	263,932	11,703

Loss for the period	(2,589,578)	(49,752)	(258,866)	(336,697)	(307,690)

Deficit, beginning of period	-	(2,539,826)	(1,588,976)	(2,252,881)	(1,540,152)

Deficit, accumulated during the development stage	$(2,589,578)	$(2,589,578)	$(1,847,842)	$(2,589,578)	$(1,847,842)

Weighted average number of basic and diluted shares outstanding		48,071,039	38,100,913	47,399,372	37,232,746

Basic and diluted loss per share		$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

AT JUNE 30, 2007

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375

Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000

Issued for cash	220,668	221	25,211	-	25,432

Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 7)	1,266,666	1,267	77,768	-	79,035

Issued on reverse takeover
acquisition of
United Athletes, Inc. on
February 2, 2005 (Note 7)	15,095,490	15,095	(15,095)	-	-

Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355

Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500

Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500

Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750

Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250

Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts payable
at $0.25	6,000	6	1,494	-	1,500

Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000

Issued pursuant to management and
consulting agreements at $0.05	2,920,000	2,920	113,080	-	116,000

Issued for services at $0.05 per share	100,000	100	4,900	-	5,000

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)-continued

AT JUNE 30, 2007

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total

Issued for services at $0.14 per share	50,000	50	6,950	-	7,000

Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400

Issued upon conversion of convertible
debt (Note 6)	171,526	172	16,981	-	17,153

Issued for services at $0.10 per share	100,000	100	9,900	-	10,000

Issued for cash at $0.10 per share	1,009,650	1,010	99,955	-	100,965

Issued in settlement of debt at $0.10
per share	547,950	547	54,248	-	54,795

Issued for services at $0.12 per share	585,000	585	69,615	-	70,200

Issued for services at $0.13 per share	15,000	15	1,935	-	1,950

Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	45,754	1,783,531	(2,252,881)	(423,596)

Issued pursuant to management and
consulting agreements at $0.08	2,950,000	2,950	233,050	-	236,000

Issued for service at $0.10 per share	450,000	450	44,550	-	45,000

Issued for services at $0.12 per share	120,000	120	14,280	-	14,400

Issued for services at $0.13 per share	90,000	90	11,610	-	11,700

Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000

Issued upon conversion on convertible
debt at $0.10 per share	1,117,540	1,118	110,636	-	111,754

Issued in settlement of debt at $0.10
per share	1,018,415	1,018	100,824	-	101,842

Net loss for the period	-	-	-	(336,697)	(336,697)

Balance, June 30, 2007	59,300,327	$59,300	$2,680,681	$(2,589,578)	$150,403

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED CASH FLOW STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	from
	inception	3 months	3 months	6 months	6 months
	May 6, 2004 to	ended	ended	ended	ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$(2,589,578)	$(49,752)	$(258,866)	$(336,697)	$(307,690)
Add non-cash items:
Amortization	48,807	9,454	4,501	15,832	8,930
Forgiveness of debt	(275,130)	(190,343)	(11,703)	(263,932)	(11,703)
Interest accrued	3,568	2,333	9,312	3,568	13,865
Management and consulting services	1,419,400	95,800	191,450	307,100	312,450
Changes in non-cash working capital item:
Amount receivable	(4,618)	(4,618)	-	(4,618)	-
Prepaid expenses and deposits	-	-	(37,952)	-	(37,952)
Accounts payable and accrued liabilities	437,290	(7,576)	16,219	59,446	(169,581)

Cash provided/(used) by operating activities:	(960,261)	(144,702)	(87,039)	(219,301)	(191,681)

FINANCING ACTIVITIES
Share subscriptions receivable	-	-	(17,980)	-	-
Loans payable	75,338	(5,419)	-	59,938	-
Demand promissory notes	14,799	(69,451)	71,095	(66,875)	102,859
Convertible notes	207,433	-	-	-	-
Shares issued for cash	988,671	390,000	18,000	390,000	88,000

Cash provided by financing activities:	1,286,241	315,130	71,115	383,063	190,859

INVESTING ACTIVITY
Purchase of equipment	(218,582)	(61,025)	-	(61,025)	-

Cash used by investing activity	(218,582)	(61,025)	-	(61,025)	-

NET INCREASE/(DECREASE) IN CASH DURING
THE DEVELOPMENT STAGE	107,398	109,403	(15,924)	102,737	(822)

CASH, BEGINNING OF PERIOD	-	(2,005)	19,230	4,661	4,128

CASH, END OF PERIOD	$107,398	$107,398	$3,306	$107,398	$3,306

Supplemental cash flow information:
Interest paid	6,184	-	-	6,184	-
Income taxes paid	-	-	-	-	-

Financing
Shares issued for accounts payable	60,037	37,912	3,125	37,912	4,625
Shares issued for promissory notes	183,702	111,754	-	111,754	-
Repayment of promissory notes	(183,702)	(111,754)	-	(111,754)
Shares issued for loans	63,930	63,930	-	63,930	-
Repayment of loans	(63,930)	(63,930)	-	(63,930)	-
Accounts payable related to purchase of equipment	108,708	-	-	-	-
	$168,745	$37,912	$3,125	$37,912	$4,625
Investing
Purchase of equipment	$(108,708)	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the December 31, 2006.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

3.

Equipment

			June 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,892	$718
Bottles	21,022	3,947	17,075
Vending equipment	303,768	42,967	260,801

	$327,400	$48,806	$278,594

			December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,683	$927
Bottles	20,513	2,051	18,462
Vending equipment	243,252	29,240	214,012

	$266,375	$32,974	$233,401

4.

Loans Payable

There are two loans payable to unrelated parties for $11,408 ($15,400 – December 31, 2006) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.

5.

Demand Promissory Notes

At June 30, 2007, the Company has issued three promissory notes which are due to related parties.  All are due on demand, with interest at 12% per annum totalling $22,546 ($86,969 – December 31, 2006).  The amount reported includes accrued interest.

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

b)

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

June 30, 2007

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

June 30, 2007

7.

Common Shares (continued)

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

June 30, 2007

7.

Common Shares (continued)

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

On May 2, 2007, pursuant to compensation agreements, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.08 per share.

On May 10, 2007 the Company cancelled 400,000 common shares previously issued in February 2007 at a value of $0.10 per share upon the termination of a consulting agreement.

On June 26, 2007, pursuant to compensation agreements, the Company issued 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On June 26, 2007 the Company issued 60,000 common shares in exchange for consulting services at a value of $0.13 per share.

On June 29, 2007, the Company issued 639,296 units at $0.10 per unit in exchange for settlement of loans.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of six months at an exercise price of $0.25.

On June 29, 2007, the Company issued 7,800,000 units at $0.05 per unit.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15.

On June 29, 2007 the Company issued 179,119 common shares in exchange for settlement of accounts payable at $0.10 per share.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

7.

Common Shares (continued)

On June 29, 2007 the Company issued 200,000 shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007, the Company issued 1,117,540 shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 (or CDN$50,000) that were due on June 30, 2007 including interest. The shares were valued at $0.10 per share.

8.

Options

At June 30, 2007, the Company had nil (nil – December 31, 2006) stock options outstanding.

9.

Warrants

At June 30, 2007, the Company had 18,121,896 (2,442,600 – December 31, 2006) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

20,000	$0.50	August 18, 2007
28,000	$0.50	August 29, 2007
17,000	$0.50	September 28, 2007
16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
144,000	$0.25	May 31, 2007
1,557,600	$0.25	September 30, 2007
639,296	$0.25	December 29, 2007
7,800,000	$0.10	June 29, 2008
7,800,000	$0.15	June 29, 2009

18,121,896

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At June 30, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$31,804	$33,884
Amount receivable	$4,618	$4,920
Accounts payable and accrued liabilities	$159,148	$169,556
Loans payable	$1,408	$1,500
Demand promissory notes	$15,113	$16,101

At June 30, 2007 US dollar amounts were converted at a rate of $1.0654 Canadian dollars to $1.00 US dollar.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

11.

Income Taxes

At June 30, 2007 the Company has available non-capital losses of approximately $2,600,000 ($2,200,000 – December 31, 2006) which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

12.

Commitments

The Company has entered into consulting agreements as follows:

a)

Roderick Bartlett, on January 24, 2007, an agreement to act as President and CEO was entered into for the 2007 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.08 per share with 500,000 shares issued on March 31, 2007, 500,000 shares to be issued on June 30, 2007, 500,000 to be issued on September 30, 2007, and 500,000 to be issued on December 31, 2007.

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

c)

Harold Forzley, on January 24, 2007, an agreement to act as Chief Financial Officer was entered into for the 2007 calendar year for 1,500,000 common shares to be issued at a deemed value of $0.08 per share with 375,000 shares issued on March 31, 2007, 375,000 shares to be issued on June 30, 2007, 375,000 to be issued on September 30, 2007, and 375,000 to be issued on December 31, 2007.

d)

Peter Miele, on January 24, 2007, an agreement to act as Head of Marketing was entered into for the 2007 calendar year for 600,000 common shares to be issued at a deemed value of $0.08 per share with 150,000 shares issued on March 31, 2007, 150,000 shares to be issued on June 30, 2007, 150,000 to be issued on September 30, 2007, and 150,000 to be issued on December 31, 2007.

e)

John Balanko, on January 24, 2007, an agreement to act as Head of Corporate Finance was entered into for the 2007 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.08 per share with 250,000 shares issued on March 31, 2007, 250,000 shares to be issued on June 30, 2007, 250,000 to be issued on September 30, 2007, and 250,000 to be issued on December 31, 2007.

f)

The Company is committed to pay rent for premises at CDN$3,893 (equivalent to US$3,372) per month through to February 2010.

g)

The Company is committed to pay machine space at CDN$250 (equivalent to US$217) per month through to September 2007.

h)

The Company is committed to pay rent for warehouse space at CDN$1,370 (equivalent to US$1,187) per month through to December 2007.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2007

13.

Related Party Transactions

The related party transactions are as described in Notes 4, 5, and 12. At June 30, 2007 there was a total of $36,728 ($142,090 – December 31, 2006) included in accounts payable for amounts owing to a company controlled by a current director of the Company.

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

The Company is now initiating installations of Aquaduct units in Montreal, Vancouver, and Houston. The first market being launched is Quebec where the Company has secured a relationship with a large property manager of regional shopping centers and a supplier for the pre-packaged 5-gallon water. The Company has installed one unit at the Mega Centre Notre Dame in Laval a suburb of Montreal, and another at the Strawberry Hill Mall at Surrey B.C. Sales for each of these locations began in June.

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

The S2C System

In an attempt to address the growing market for bottled water and to capitalize on the low labor costs of vending, S2C has developed a proprietary product delivery system.  S2C designs, develops and distributes mechanical systems, including vending systems that automate the distribution from suppliers to consumers of bulk food products.  Bulk food products include items sold in larger quantities up to 5 gallons (18 liters) and/or 47 pounds (22.3 Kg).  Any product that is capable of being packaged in a cylindrical container, typically liquid or granular in nature can be delivered via the S2C System.  Water is the first consumer product the Company is promoting it will be supplied to the Aquaducts through existing packagers/distributors of 5-gallon water.

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

Description of Property

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2010. The Company has a lease to December 31, 2007 for warehouse space in Surrey B.C.  We have a lease for one parking stall at Mega Centre Notre Dame and one stall at the Strawberry Hill Mall .are in the process of securing another in Houston, Texas.

Results of Operations for the Six Month Periods Ended June 30, 2007 and 2006

The Company had sale income of $478 for the six months ended June, 2007 and had no sale income for the six months ended June 30, 2006

The Company had general and administrative expenses of $ 600,916 during the six months ended June 30, 2007, resulting in a net loss for the period of $ 336,697 after recognizing the forgiveness of debt of $ 263,932. During the same six month period in 2006, the Company had general and administrative expenses of $ 319,393 resulting in a net loss of $ 307,690 after recognizing the forgiveness of debt of $11,703. Expenses during six months ended June 30, 2007 and 2006 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to increased Management and consulting costs, increased repairs and maintenance and increased wages and benefits.

Results of Operations for the Three Month Periods Ended June 30, 2007 and 2006

The Company had sale income of $478 for the three months ended June, 2007 and had no sale income for the Three months ended June 30, 2006

The Company had general and administrative expenses of $ 240,382 during the three months ended June 30, 2007, resulting in a net loss for the period of $ 49,752 after recognizing the forgiveness of debt of $ 190,343. During the same three month period in 2006, the Company had general and administrative expenses of $ 270,569 resulting in a net loss of $ 258,866 after recognizing the forgiveness of debt of $11,703. Expenses during three months ended June 30, 2007 and 2006 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to decreased Management and consulting costs, increased repairs and maintenance and increased wages and benefits.

Liquidity and Capital Resources

At June 30, 2007, the Company’s assets consisted of $ 107,398 in cash, $ 4618 in amount receivable and $ 278,594 in equipment.  The Company had total liabilities of $ 240,207 at June 30, 2007 which was comprised of $ 182,771 in accounts payable and accrued liabilities, $ 11,408 in loan payable, $ 22,546 in demand promissory notes and $ 23,482 in convertible promissory notes.

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

On May 2, 2007, pursuant to compensation agreements, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.08 per share.

On May 10, 2007 the Company cancelled 400,000 common shares previously issued in February 2007 at a value of $0.10 per share upon the termination of a consulting agreement.

On June 26, 2007, pursuant to compensation agreements, the Company issued 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On June 26, 2007 the Company issued 60,000 common shares in exchange for consulting services at a value of $0.13 per share.

On June 29, 2007, the Company issued 639,296 units at $0.10 per unit in exchange for settlement of loans.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of six months at an exercise price of $0.25.

On June 29, 2007, the Company issued 7,800,000 units at $0.05 per unit, each unit comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15. The shares were issued on July 16, 2007.

On June 29, 2007 the Company issued 179,119 common shares in exchange for settlement of account payable at $0.10 per share.

On June 29, 2007 the Company issued 200,000 shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007, the Company issued 1,117,540 shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 (or CDN$50,000) that were due on June 30, 2007 including interest. The shares were valued at $0.10 per share.

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

 S2C GLOBAL SYSTEMS, INC.

Date: August 13, 2007

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: August 13, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer