Form 10QSB
period 2007-09-30
S2C GLOBAL SYSTEMS, INC.
filed 2007-11-13
CIK 1338629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

61,250,327 shares of $.001 par value common stock issued and outstanding as of October 22, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

S2C GLOBAL SYSTEMS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements September 30, 2007

Interim Consolidated Balance Sheets

Interim Consolidated Statements of Operations and Deficit

Interim Statement of Stockholders’ Equity/(Deficiency)

Interim Consolidated Cash Flow Statements

Notes to the Interim Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 5 6 7 9 10 18 20
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	20 20 21
	Signatures	21

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

September 30, 2007

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

Interim Consolidated Balance Sheets

5

Interim Consolidated Statements of Operations and Deficit

6

Interim Statement of Stockholders’ Equity/(Deficit)

7

Interim Consolidated Cash Flow Statements

9

Notes to the Interim Consolidated Financial Statements

10

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2007 WITH AUDITED FIGURES AT DECEMBER 31, 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006

ASSETS

CURRENT
Cash	$22,521	$4,661
Amount receivable	10,350	-

	32,871	4,661

EQUIPMENT (Note 3)	321,100	233,401

Total Assets	$353,971	$238,062

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT
Accounts payable and accrued liabilities (Note 13)	$202,057	$430,199
Loans payable (Note 4)	39,523	15,400
Demand promissory notes (Note 5)	24,234	86,969
Convertible promissory notes (Note 6)	24,552	129,090

Total Liabilities	290,366	661,658

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Preferred stock, 25,000,000 shares authorized,
$0.001 par value no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
(61,250,327 and 45,754,372) shares outstanding (Note 7)	61,250	45,754

Additional paid-in capital	2,824,731	1,783,531

Deficit accumulated during the development stage	(2,822,376)	(2,252,881)

Total Stockholders' Equity/(Deficiency)	63,605	(423,596)

Total Liabilities and Stockholders' Equity/(Deficiency)	$353,971	$238,062

Nature of operations and going concern (Note 1)

Commitments (Note 12)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	from
	inception	3 months	3 months	9 months	9 months
	May 6, 2004 to	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Sales	$1,101	$34	$-	$512	$-
Cost of sales	692	5	-	196	-

	409	29	-	316	-
ADMINISTRATIVE EXPENSES
Accounting and legal	157,428	10,906	11,906	41,296	47,154
Advertising and promotion	51,703	1,106	3,900	8,815	10,279
Amortization	58,105	9,298	3,766	25,130	12,696
Auto and travel	94,691	1,878	5,737	22,812	15,913
Bank charges and interest	49,357	1,752	6,141	12,017	17,267
Foreign exchange /loss	70,580	5,347	543	35,259	65
Insurance	9,713	457	227	5,251	2,358
Management and consulting	1,874,865	125,560	112,571	441,917	282,922
Office expenses	46,119	5,814	3,365	12,513	7,254
Rent	104,703	18,311	11,083	47,220	24,399
Repairs and maintenance	53,995	42	-	40,556	-
Research and development	270,395	-	8,964	-	41,337
Shareholder services	55,344	11,388	-	30,060	-
Telephone	48,845	3,829	3,784	16,413	12,065
Transfer fees	18,992	1,690	880	5,803	5,618
Wages and benefits	134,422	35,449	5,959	88,681	18,892

	3,099,257	232,827	178,826	833,743	498,219

Loss before other items	(3,098,848)	(232,798)	(178,826)	(833,427)	(498,219)

OTHER ITEMS
Forgiveness of debt	275,130	-	(28)	263,932	11,675
Interest earned	1,342	-	-	-	-

	276,472	-	(28)	263,932	11,675

Net loss for the period	(2,822,376)	(232,798)	(178,854)	(569,495)	(486,544)

Deficit, beginning of period	-	(2,589,578)	(1,847,842)	(2,252,881)	(1,540,152)

Deficit, accumulated during the development stage	$(2,822,376)	$(2,822,376)	$(2,026,696)	$(2,822,376)	$(2,026,696)

Weighted average number of basic and diluted shares outstanding		59,300,327	41,006,913	51,366,357	38,490,802

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

AT SEPTEMBER 30, 2007

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

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)-continued

AT SEPTEMBER 30, 2007

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total

Issued for services at $0.14 per share	50,000	50	6,950	-	7,000

Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400

Issued upon conversion of convertible
debt (Note 6)	171,526	172	16,981	-	17,153

Issued for services at $0.10 per share	100,000	100	9,900	-	10,000

Issued for cash at $0.10 per share	1,009,650	1,010	99,955	-	100,965

Issued in settlement of debt at $0.10
per share	547,950	547	54,248	-	54,795

Issued for services at $0.12 per share	585,000	585	69,615	-	70,200

Issued for services at $0.13 per share	15,000	15	1,935	-	1,950

Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	45,754	1,783,531	(2,252,881)	(423,596)

Issued pursuant to management and
consulting agreements at $0.08	2,950,000	2,950	233,050	-	236,000

Issued for service at $0.10 per share	450,000	450	44,550	-	45,000

Issued for services at $0.12 per share	120,000	120	14,280	-	14,400

Issued for services at $0.13 per share	90,000	90	11,610	-	11,700

Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000

Issued upon conversion on convertible
debt at $0.10 per share	1,117,540	1,118	110,636	-	111,754

Issued in settlement of debt at $0.10
per share	1,018,415	1,018	100,824	-	101,842

Issued for services at $0.13 per share	100,000	100	12,900	-	13,000

Issued pursuant to management and
consulting agreement at $0.08 per share	1,350,000	1,350,	106,650	-	108,000

Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000

Net loss for the period	-	-	-	(569,495)	(569,495)

Balance, September 30, 2007	61,250,327	$61,250	$2,824,731	$(2,822,376)	$63,605

The accompanying notes are an integral part of these financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

INTERIM CONSOLIDATED CASH FLOW STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Presented in US Dollars)

(Unaudited - Prepared by Management)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception	3 months	3 months	9 months	9 months
	May 6, 2004 to	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
Cash provided/(used) by:

OPERATING ACTIVITIES
Net loss for the period	$(2,822,376)	$(232,798)	$(178,854)	$(569,495)	$(486,544)
Non-cash items:
Amortization	58,105	9,298	3,766	25,130	12,696
Forgiveness of debt	(275,130)	-	28	(263,932)	(11,675)
Interest accrued	5,863	2,295	19,350	5,863	33,215
Management and consulting services	1,540,400	121,000	116,225	428,100	428,674
Changes in non-cash working capital items:
Amount receivable	(10,350)	(5,732)	-	(10,350)	-
Prepaid expenses and deposits	-	-	(15,300)	-	(53,252)
Accounts payable and accrued liabilities	457,039	19,749	(17,717)	79,195	(187,297)

Cash used by operating activities	(1,046,449)	(86,188)	(72,502)	(305,489)	(264,183)

FINANCING ACTIVITIES
Loans payable	103,453	28,115	-	88,053	-
Demand promissory notes	14,799	-	(46,614)	(66,875)	56,245
Convertible notes	207,433	-	-	-	-
Shares issued for cash	1,013,671	25,000	155,760	415,000	243,760

Cash provided by financing activities	1,339,356	53,115	109,146	436,178	300,005

INVESTING ACTIVITY
Purchase of equipment	(270,386)	(51,804)	-	(112,829)	-

Cash used by investing activity	(270,386)	(51,804)	-	(112,829)	-

NET INCREASE/(DECREASE) IN CASH
DURING THE DEVELOPMENT STAGE	22,521	(84,877)	36,644	17,860	35,822

CASH, BEGINNING OF PERIOD	-	107,398	3,306	4,661	4,128

CASH, END OF PERIOD	$22,521	$22,521	$39,950	$22,521	$39,950

Supplemental cash flow information:
Interest paid	$6,184	$-	$4,015	$6,184	$4,015
Income taxes paid	$-	$-	$-	$-	$-

Financing
Shares issued for accounts payable	$60,037	$-	$3,125	$37,912	$4,625
Shares issued for promissory notes	183,702	-	17,153	111,754	17,153
Repayment of promissory notes	(183,702)	-	(17,153)	(111,754)	(17,153)
Shares issued for loans	63,930	-	-	63,930	-
Repayment of loans	(63,930)	-	-	(63,930)	-
Accounts payable related to purchase of equipment	108,708	-	-	-	-
	$168,745	$-	$3,125	$37,912	$4,625
Investing
Purchase of equipment	$(108,708)	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

1.

Nature of Operations and Going Concern

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

S2C Global Systems Inc. was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system for sales in Canada.

S2C Global Systems USA, Inc., a private company, was incorporated on November 27, 2006 in the State of Nevada.  The main business is the marketing of the Company’s water dispensing and recycling system for sales in the USA.

The accompanying interim consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

3.

Equipment

			September 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,996	$614
Bottles	21,440	4,960	16,480
Vending equipment	357,895	53,889	304,006

	$381,945	$60,845	$321,100

			December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,683	$927
Bottles	20,513	2,051	18,462
Vending equipment	243,252	29,240	214,012

	$266,375	$32,974	$233,401

4.

Loans Payable

There are four loans payable for $39,523 ($15,400 – December 31, 2006) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.  Of the four loans payable, two loans totaling CDN$4,500 ($4,524) are due to directors.

5.

Demand Promissory Notes

At September 30, 2007, the Company has issued three promissory notes which are due to related parties.  All are due on demand, with interest at 12% per annum totaling $24,234 ($86,969 – December 31, 2006).  The amount reported includes accrued interest.

6.

Convertible Promissory Notes

a)

On August 10, 2006, the Company issued one unsecured convertible promissory note for $5,000.  The note bears interest at a rate of 15% per annum and was originally due on August 10, 2007 which has been extended to August 10, 2008.   The note is now convertible on or before August 10, 2008 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30. As the market price of the shares was less than the conversion price on the issue date of the convertible note, no value was allocated to the conversion feature.

b)

On August 21, 2006, the Company issued one unsecured convertible promissory note for $10,000.  The note bears interest at a rate of 15% per annum and was originally due on August 21, 2007 which has been extended to August 21, 2008.   The note is now convertible on or before August 21, 2008 into units of the Company with each unit consisting of one common share at $0.15 per share and a one year share purchase warrant with an exercise price of $0.30. As the market price of the shares was less than the conversion price on the issue date of the convertible note, no value was allocated to the conversion feature.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

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

September 30, 2007

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

September 30, 2007

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

September 30, 2007

7.

Common Shares (continued)

On June 29, 2007 the Company issued 200,000 shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007, the Company issued 1,117,540 shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 (or CDN$50,000) that were due on September 30, 2007 including interest. The shares were valued at $0.10 per share.

On September 24, 2007, the Company issued 100,000 shares in exchange for consulting services at a value of $0.13 per share.

On September 24, 2007, pursuant to compensation agreements, the Company issued 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On September 28, 2007, the Company issued 500,000 units at $0.05 per unit.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15.

The number of common shares outstanding includes 1,950,000 common shares that are allotted and will be issued subsequent to the period end.

8.

Options

At September 30, 2007, the Company had nil (nil – December 31, 2006) stock options outstanding.

9.

Warrants

At September 30, 2007, the Company had 17,355,296 (2,442,600 – December 31, 2006) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

16,000	$0.50	October 18, 2007
100,000	$0.50	October 28, 2007
639,296	$0.25	December 29, 2007
7,800,000	$0.10	June 29, 2008
7,800,000	$0.15	June 29, 2009
500,000	$0.10	September 28, 2008
500,000	$0.15	September 28, 2009

17,355,296

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At September 30, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$(2,734)	$(2,749)
Amount receivable	$10,350	$10,296
Accounts payable and accrued liabilities	$182,039	$181,092
Loans payable	$4,524	$4,500
Demand promissory notes	$16,662	$16,575

At September 30, 2007 US dollar amounts were converted at a rate of $0.9948 Canadian dollars to $1.00 US dollar.

11.

Income Taxes

At September 30, 2007 the Company has available non-capital losses of approximately $2,800,000 ($2,200,000 – December 31, 2006) which may be carried forward to apply against future income.  These losses will expire commencing in 2014.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

12.

Commitments

The Company has entered into consulting agreements as follows:

a)

Roderick Bartlett, on January 24, 2007, an agreement to act as President and CEO was entered into for the 2007 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.08 per share with 500,000 shares issued on March 29, 2007, 500,000 shares issued on June 26, 2007, 500,000 issued on September 24, 2007, and 500,000 to be issued on December 31, 2007.

b)

  Trevor Reber, on January 24, 2007, an agreement to act as Commercial Operations Manager was entered into for the 2007 calendar year for a monthly salary of $5,500 to be paid each month, and 300,000 common shares to be issued at a deemed value of $0.08 per share with 75,000 shares issued on March 29, 2007, 75,000 shares issued on June 26, 2007, 75,000 issued on September 24, 2007, and 75,000 to be issued on December 31, 2007.

c)

Harold Forzley, on January 24, 2007, an agreement to act as Chief Financial Officer was entered into for the 2007 calendar year for 1,500,000 common shares to be issued at a deemed value of $0.08 per share with 375,000 shares issued on March 29, 2007, 375,000 shares issued on June 26, 2007, 375,000 issued on September 24, 2007, and 375,000 to be issued on December 31, 2007.

d)

Peter Miele, on January 24, 2007, an agreement to act as Head of Marketing was entered into for the 2007 calendar year for 600,000 common shares to be issued at a deemed value of $0.08 per share with 150,000 shares issued on March 29, 2007, 150,000 shares issued on June 26, 2007, 150,000 issued on September 24, 2007, and 150,000 to be issued on December 31, 2007.

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements

(presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2007

12.

Commitments (continued)

e)

John Balanko, on January 24, 2007, an agreement to act as Head of Corporate Finance was entered into for the 2007 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.08 per share with 250,000 shares issued on May 2, 2007, 250,000 shares issued on June 26, 2007, 250,000 issued on September 24, 2007, and 250,000 to be issued on December 31, 2007.

f)

The Company is committed to pay rent for premises at CDN$3,893 (equivalent to US$3,913) per month through to February 2010.

g)

The Company is committed to pay rent for warehouse space at CDN$1,370 (equivalent to US$1,377) per month through to December 2007.

h)

The Company is committed to pay rent for an Aquaduct location at CDN$323 (equivalent to US$325) per month through to March 2008.

i)

The Company is committed to pay rent for an Aquaduct location at CDN$355 (equivalent to US$374) per month through to August 2008.

13.

Related Party Transactions

The related party transactions are as described in Notes 4, 5, and 12. At September 30, 2007 there was a total of $42,253 ($142,090 – December 31, 2006) included in accounts payable for amounts owing to a current director and a company controlled by a current director of the Company.

14.

Segmented Information

Details on a geographic basis as at September 30, 2007 are as follows:

	September 30, 2007	December 31, 2006
Total Assets
USA	$35,125	$6,442
Canada	318,846	231,620
Total	$353,971	$238,062

Total Property and Equipment
USA	$9,839	$6,387
Canada	311,261	227,014
Total	$321,100	$233,401

Net Loss
USA	$558,027	$353,279
Canada	11,468	359,450
Total	$569,495	$712,729

ITEM  2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

The Company installed the second generation prototype of the Aquaduct for testing in Verona, Ontario, Canada in 2005. At the same time it had the second prototype of the same design reverse engineered for the purpose of mass production and concluded the design was not efficient for mass production. The Company completed engineering/design on a third revision March 2007. The current design incorporates off the shelf components and is modular in order to facilitate global procurement and assembly..

The Company installed the unit tested in Verona into Montreal (Laval) in the last quarter of 2006 this original prototype is unreliable and costly to keep operational, it will be replaced upon mass production ensuing. The two units developed as the third revision were installed in Vancouver (Surrey and Richmond  BC),  All three units experienced light sales resulting in the income reported.  The company originally launched its concept by accepting only its proprietary bottles in its return function, after turning away hundreds of customers as of November 2007 the company reprogrammed its Vancouver Aquaducts to accept all 18.9 Liter bottles for return.

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built upon confirmation of the last of 10 working Aquaducts in any of the aforementioned Markets.

The Company accumulated a deficit in excess of $2,800,000 in developing the Company to this point. The Company  expects to develop an assembly plant in Dallas Texas and focus on placing the S2C Aquaducts into the Houston market. this will require an minimum investment of $500,000 dollars to complete this next phase.

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

Description of Property

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2010. The Company has a lease to December 31, 2007 for warehouse space in Surrey B.C.  We have a lease for one parking stall at each of three location being Mega Centre Notre Dame, Montréal, Quebec, Strawberry Hill Mall Surrey, British Columbia and Landsdowne Center, Richmond, British Columbia and are in the process of securing another in Houston, Texas.

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company had sales income of $512 for the nine months ended September 30, 2007 and had no sales income for the nine months ended September 30, 2006

The Company had general and administrative expenses of $833,743 during the nine months ended September 30, 2007, resulting in a net loss for the period of $ 569,495 after recognizing the forgiveness of debt of $ 258,797. During the same nine month period in 2006, the Company had general and administrative expenses of $498,219 resulting in a net loss of $ 486,544 after recognizing the forgiveness of debt of $11,675. Expenses during nine months ended September 30, 2007 and 2006 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to increased management and consulting costs, increased repairs and maintenance and increased wages and benefits.

Results of Operations for the Three Month Periods Ended September 30, 2007 and 2006

The Company had sales income of $34 for the three months ended September, 2007 and had no sales income for the three months ended September 30, 2006

The Company had general and administrative expenses of $232,827 during the three months ended September 30, 2007, resulting in a net loss for the period of $ 232,798 after recognizing the forgiveness of debt of $ 5,135. During the same three month period in 2006, the Company had general and administrative expenses of $ 178,826 resulting in a net loss of $ 178,854 after recognizing the forgiveness of debt of $28. Expenses during three months ended September 30, 2007 and 2006 consisted mainly of general corporate administration, legal and professional fees, management and consulting and accounting and auditing costs. The difference between the periods is mainly due to increased management and consulting costs, increased foreign exchange loss, shareholder services and increased wages and benefits.

Liquidity and Capital Resources

At September 30, 2007, the Company’s assets consisted of $ 22,521 in cash, $ 10,350 in amount receivable and $ 321,100 in equipment.  The Company had total liabilities of $ 290,366 at September 30, 2007 which was comprised of $ 202,057 in accounts payable and accrued liabilities, $ 39,523 in loans payable, $ 24,234 in demand promissory notes and $ 24,552 in convertible promissory notes.

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

On September 24, 2007, pursuant to compensation agreements, the Company issued 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On September 28, 2007, the Company issued 500,000 units at $0.05 per unit.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15.

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

S2C GLOBAL SYSTEMS, INC.

Date: November 09, 2007

/s/ Roderick Bartlett

Roderick Bartlett

Chief Executive Officer

Date: November 09, 2007

/s/ Harold Forzley

Harold Forzley

Chief Financial Officer