Form 10KSB
period 2007-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2008-04-15
CIK 1338629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.  $988

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting stock held as of April 10, 2008 by non-affiliates of the issuers was $1,639,865 based on the closing price of the registrant’s common stock.  ($0.03 per share)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of April 10, 2007, there were  68,337,707 shares of common stock, $.001 par value issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

Our History

We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc. on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has generated minimal sales or revenues and only from its initial market tests.

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

The Company installed the second generation prototype of the Aquaduct for testing in Verona, Ontario, Canada in 2005. At the same time it had the second prototype of the same design reverse engineered for the purpose of mass production and concluded the design was not efficient for mass production. The Company completed engineering/design on a third revision March 2007. The current design incorporates off the shelf components and is modular in order to facilitate global procurement and assembly. The units developed in 2007 were market tested throughout 2007 with all changes incorporated into final drawings for procurement and additional patents going forward.

The Company installed the unit tested in Verona into Montreal (Laval) in the last quarter of 2006 this original prototype is unreliable and costly to keep operational, it will be replaced upon mass production ensuing. The two units developed as the third revision were installed in Vancouver (Surrey and Richmond BC.  All three units experienced light sales resulting in the income reported.  The company originally launched its concept by accepting only its proprietary bottles in its return function, after turning away hundreds of customers as of November 2007 the company reprogrammed its Vancouver Aquaducts to accept all 18.9 Litre bottles for return.

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built upon confirmation of the last of 10 working Aquaducts in any of the aforementioned Markets.

The Company accumulated a deficit in excess of $3,100,000 in developing the Company to this point. The Company expects to develop an assembly plant in Dallas Texas and focus on placing the S2C Aquaducts into the Houston market. This will require a minimum investment of $900,000 dollars to complete this next phase.

The S2C System

In an attempt to address the growing market for bottled water and to capitalize on the low labor costs of vending, S2C has developed a proprietary product delivery system.  S2C designs, develops and distributes mechanical systems, including vending systems that automate the distribution from suppliers to consumers of bulk food products.  Bulk food products include items sold in larger quantities up to 5 gallons (18 litres) and/or 47 pounds (22.3 Kg).  Any product that is capable of being packaged in a cylindrical container, typically liquid or granular in nature can be delivered via the S2C System.  Water is the first consumer product the Company is promoting it will be supplied to the Aquaducts through existing packagers/distributors of 5-gallon water.

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

Governmental Regulation

S2C may be affected by jurisdictional regulators in regards to the following:

1.

Financial transaction equipment – the Point of Sale (POS) equipment in order to offer credit card, debit card and prepaid cash card payment options. Bank and financial regulators establish protocols for electronic funds transfer, equipment used in the transfer process must be certified by the provider of the transfer network.  This can affect the cost of each vending unit, operating costs and delays in supply.

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

Currently, 5-gallon pre-packaged bottle water is available at grocery stores, big box stores, and gas stations in racks, the customer buying the water has to carry his empty bottle through the store to the customer service counter to get a credit note, pick up a new bottle in the store and carry the 42 pound bottle back to his car, the Aquaduct system sits in a single parking stall, at any of these locations or a variety of others where consumers can drive right up to the machine offering a competitive level of convenience.  The Aquaducts ability to compete for these locations will come down to having the space for the Aquaduct and the drive up convenience for loading and unloading.

Employees

S2C’s employees are its President, Roderick Bartlett, its Chief Financial Officer, Harold Forzley, an office administrator and an Operations Manager.  As required, the Company hires independent contractors or out sources to appropriate companies.

Item 2.

Description of Property.

We have offices located at 1650-1188 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4A2.  We occupy approximately 1,500 square feet as a sub tenant on a lease that expires February 2010. The Company has a lease to December 31, 2007 for warehouse space in Surrey B.C. which was renegotiated through February 2009  We have a lease for one parking stall at each of three location being Mega Centre Notre Dame, Montréal, Quebec, Strawberry Hill Mall Surrey, British Columbia and Landsdowne Center, Richmond, British Columbia and one in Houston, Texas.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the OTC Bulletin Board under the symbol STWG.  There is currently little or no trading volume for our securities.  At April 10, 2008, the Company had approximately 249 disclosed shareholders owning 68,337,707 shares of its issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2007	High	Low	High	Low

January 3 through March 30.18		.072	.185	.08

April 2 through June 29.131		.07	.14	.08

July 2 through September 28.094		.027	.095	.03

October 1 through December 31.065		.025	.07	.03.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

January 3 through March 31.18		.04	.21	.10

April 3 through June 30.15		.06	.18	.11

July 3 through September 29.12		.04	.17	.12

October 2 through December 29.13		.03	.19	.10

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report on Form 10-KSB. Descriptions of all documents incorporated by reference herein or included as exhibits hereto are qualified in their entirety by reference to the full text of such documents so incorporated or referenced. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those under “Risk Factors That May Affect Future Results” and elsewhere in this report.

Executive Summary and Outlook for Fiscal Year 2008

S2C Global’s 2007 year was focused on completing our development stage, while 2008 is set as our transition year where S2C becomes a fully operating company based out of Dallas Texas.

Product Development:  We identify the three components of the S2C Global Aquaduct System as follows: the retail vending system, the wholesaler’s in-truck delivery system, and the producer’s in-plant live racking system.

During 2007 we prepared for the 2008 roll out of the S2C Aquaduct System by developing our retail vending system for cost effective mass production and installation intended for a variety of venues. This process included beta testing two units in Vancouver, BC to identify design, service and consumer issues.

The results from 2007 are a more compact, simpler version of the S2C Aquaduct. This version has a smaller footprint 4’ X 14’ (old 8.6’X16’) with two lanes versus the original three lane design. One lane to dispense 5 Gallon (18.9 L), the other to dispense 2.5 Gallon (9 L) pre-packaged bottled water.  At this size 6 units will fit in a container or on a truck and are easily unloaded with a HIAB drastically reducing shipping and installation costs by thousands of dollars. These smaller units carry 180 bottles versus the 192 bottles the larger units held. When a location demonstrates excessive demand on one unit a second unit can be installed beside it or in the immediate area to double up the capacity. Servicing the 2 lane unit is extremely easy compared to the issues of servicing the inside lane of a 3 lane unit.

The human interface is now a Point of Sale (POS) interface (similar to a gas pump or parking lot ticket dispenser) that directs a Vending Machine Controller (VMC). For the US market we have completed negotiations with Verizon wireless resulting in little or no cost for our wireless modems and significantly reduced data charges. The resulting cost reductions bring the S2C Aquaduct well within the original costing model of $25,000 US dollars per installed unit. The design is better suited to the broader small format real estate location (gas bars, community shopping centers) giving S2C Global a more versatile roll out strategy, including overseas markets.

Reducing costs and environmental impact are the goals of the supplier to consumer (S2C) system, the closer the finished product is to the consumer the more effective the system becomes. S2C has continued to work with Convergitech, Inc. a company focused on water technologies. Starting with Houston, TX they have agreed to build micro-bottling plants at the center of twenty to forty S2C Aquaducts. Each plant will provide pure bottled water from the air in both the 2.5 and 5 gallon formats utilizing the S2C plant and truck system.

Sales & Marketing:

System Distribution. Rather than sell the Aquaduct system outright, we elected to disseminate our equipment at our own expense. This approach gives us ownership of the residual earnings rather than a one time sale. Securing locations for lease in retail shopping centre parking lots is critical to this process. Building relationships with national and regional property managers gives us an ongoing supply of locations. The fourth quarter of 2007 was dedicated to this process resulting in one lease being secured in Houston, TX 1st quarter 2008.

Since our consumer tests we are concentrating our efforts on one market at a time starting with Houston, TX after identifying the Houston-Dallas and San Diego-San Francisco corridors as significant markets for our business. We signed our first lease in The Woodlands (Greater Houston, Texas) with TMJ Properties a regional property management firm. Centro Properties has supplied us with a list of properties for the Houston Market and lease terms have been negotiated to go forward. Weingarten Realty Investors has identified several qualifying properties for the Company to install additional S2C Aquaducts once our first installation in Houston is complete to their satisfaction.

The four machines that were built through the Company’s development stage are currently located in Montreal, QC (1), Vancouver, BC (2) and Houston, TX (1) representing over three-hundred thousand dollars of the Company’s assets and its technology.  In the process of consolidating efforts the Montreal machine and eventually the Vancouver machines will all be relocated into the Texas marketplace.

Water Sales Overall sales of bottled water as reported by the International Bottled Water Association and Beverage Marketing Corporation continued to grow through 2007, total bottled water volume was 8.8 billion gallons, a 6.9 percent increase over 2006, and the 2007 bottled water per capita consumption of 29.3 gallons increased nearly two gallons, from 27.6 gallons per capita the previous year.  Additionally, the wholesale dollar sales for bottled water exceeded $11.7 billion in 2007, a 7.8 percent increase over the $10.8 billion in 2006. 1 Half of these volumes typically as reported by Nestle’s and E-zine2 are in the bulk categories (2.5 and 5 gallon).

Corporate Sales. “The bottled water industry is under increased scrutiny for a number of its practices. Something so seemingly healthy is the antithesis of “green.” The bottling process is very inefficient: Nestlé, for example, reports that it requires 1.86 liters of water to produce one liter of bottled water. The landfill of plastic bottles—more than 75% of bottles are never recycled—has environmentalists up in arms. The fuel usage and emissions that arise from trucking so many billions of gallons of water around the country (and shipping water around the world) has a negative environmental impact. Finally, communities that have aquifers (underground sources of water) find large water companies moving into their towns to pump and sell their water.”3  The S2C AquaDuct system addresses all of the environmental impact issues stated above and after completing a first stage roll out in Houston will be in a position to aggressively secure Corporate sales.  To accelerate product distribution the Company intends to form joint ventures with established partners.  In the United States non-disclosures have been signed and financial plans discussed with “O Premium Waters” of Mesa, Arizona the largest bottler in the state and Aqua Pure Bottled Water, Inc. in conjunction with Automatic Vending Services Inc of Asheboro, North Carolina.

Investor Relations.  The Company now has 68,337,707 shares issued and outstanding of which Twenty–Five (25,488,862) Million are on deposit and free trading.

Forty to Fifty Thousand shares typically trade daily in the three to four cent range providing the Company with a market capitalization of two and half (2.5) million dollars.

The corporate relations team keeps in close contact with the known shareholders with regular frequency, keeping them informed about the progress of the company. Informational press releases are disseminated through wire services in a timely manner and the website is constantly updated to present as much information about the company as is practical. No investor relations firms are currently under contract or contemplated rather the Company is now focusing its efforts on broker by broker relationships throughout the United States.

Finance and Administration. The Company has continued to keep its overhead costs to a minimum while it looks to finalize a funding that will take it through to its operating status.

As part of establishing the Company as an Operating Company the Company has identified that its markets will be best served from the United States. In preparation of moving the operations to the United States the Company’s management reviewed several American cities with the view of establishing its own assembly plant and its new head-office. The Dallas-Fort Worth area was identified as the optimum location to achieve the most cost effective dissemination of the AquaDuct system. As part of this process a new Chief Financial Officer is being sought that is US based and several candidates are under review.

Conclusion. The Company is at the transition point of going from a development stage company to an operating stage company. The Company has created opportunities both domestically and internationally that will establish S2C Global as a leader in retail technologies specifically as they relate to bottled water.

Results of Operations

Twelve Months Ended December 31, 2007 Compared with Twelve Months Ended December 31, 2006

__________________________

1 http://www.finewaters.com/Newsletter/April_2008/2007_US_Bottled_Water_Sales_Statistics.asp

2 http://ezinearticles.com/?Bottled-Water-Statistics&id=408764

3 http://blog.thenibble.com/2007/12/03/trends-bottled-water-news-blues/

Consolidated Results of Operations

Total Revenues. Total revenues increased to $988 in the twelve months ended December 31, 2007 from $-0-in the twelve months ended December 31, 2006.

Cost of Revenues. The Cost of Revenues increased to $196 for the twelve months ended December 31, 2007 compared to $-0- for 2006.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $723,927 in the twelve months ended December 31, 2006 to $1,143,583 in the twelve months ended December 31, 2007. The increase in general and administrative expenses primarily was driven by increased management  and consulting expense, increased repairs and maintenance and increased wages and benefits.

Our general and administrative expenses as a percentage of total revenues did not change significantly in the fiscal 2007.

Loss from Operations

Total Loss from Operations. Our loss from operations was $879,217 in fiscal 2007 while our loss from operations was $712,729 in fiscal 2006.

Income Tax Benefit (Expense)

As of December 31, 2007 we had loss carry-forwards of approximately $1,185,000 due to the taxable losses generated to that date.  Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in the Financial Statements.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2006 and for the twelve months ended December 31, 2007. Our principal liabilities at December 31, 2007 consisted of accounts payable, loans payable, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($438,342) in fiscal 2007 compared with net cash used in operating activities of ($278,687) in fiscal 2006.

Net cash provided by financing activities was $362,985 in the twelve months ended December 31, 2006 compared with $523,695 of cash provided by financing activities in the twelve months ended December 31, 2007. The cash provided by financing activities in the twelve months ended December 31, 2007 was due to $65,087 from a loan, ($61,892) from loans payable and demand promissory notes repaid and $520,500 from the sale of shares. In the twelve months ended December 31, 2006, financing activities raised $15,000 from convertible notes issued, $5,400 from loan payable, and $188,965 from the sale of shares.

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

Changes in Securities.

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction

On February 6, 2007, the Company issued 850,000 common shares in exchange for consulting services at a value of $0.10 per share.

On February 28, 2007, pursuant to a compensation agreement, the Company issued 250,000 common shares shares in exchange for consulting services at a value of $0.08 per share.

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

On May 2, 2007, pursuant to compensation agreements under an S8 registration, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.08 per share.

On May 10, 2007 the Company cancelled 400,000 common shares previously issued under an S8 registration in February 2007 at a value of $0.10 per share upon the termination of a consulting agreement.

On June 26, 2007, pursuant to compensation agreements, the Company issued under an S8 registration 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On June 26, 2007 the Company issued under an S8 registration 60,000 common shares in exchange for consulting services at a value of $0.13 per share.

On June 29, 2007, the Company issued 639,296 units at $0.10 per unit in exchange for settlement of loans.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of six months at an exercise price of $0.25.

On June 29, 2007, the Company issued under an SB-2 Registration Statement; 7,800,000 units at $0.05 per unit.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15.

On June 29, 2007 the Company issued 179,119 common shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007 the Company issued 200,000 common shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007, the Company issued 1,117,540 common shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 (or CDN$50,000) that were due on September 30, 2007 including interest. The shares were valued at $0.10 per share.

On September 24, 2007, the Company issued 100,000 common shares under an S8 registration in exchange for consulting services at a value of $0.13 per share.

On September 24, 2007, pursuant to compensation agreements, the Company issued under an S8 registration 1,350,000 common shares in exchange for consulting services at a value of $0.08 per share.

On September 28, 2007, under a SB-2 registration statement;  the Company issued 500,000 units at $0.05 per unit.  Each unit is comprised of one common share and one warrant to purchase an additional common share for a period of one year at an exercise price of $0.10 plus a second warrant to purchase an additional common share for a period of two years at an exercise price of $0.15.

On October 26, 2007 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

On October 26, 2007 the Company issued 200,000 common shares in exchange for consulting services at a value of $0.05 per share.

On November 30, 2007 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

On December 4, 2007 the Company issued 200,000 common shares in exchange for repair and maintenance services at $0.05 per share.

On December 4, 2007 the Company issued under an S8 registration 200,000 common shares in exchange for consulting services at a value of $0.05 per share.

On December 21, 2007 the Company issued 1,000,000 common shares for cash proceeds of $0.035 per share.

On December 21, 2007 the Company issued 192,500 common shares for cash proceeds of $0.052 per share.

On December 21, 2007, the Company received the proceeds to issue 1,164,625 common shares pursuant to a private placement agreement for cash proceeds at $0.052 per share.

On December 21, 2007, pursuant to compensation agreements, the Company issued under an S8 registration 1,100,000 common shares in exchange for consulting services at a value of $0.08 per share.

On December 21, 2007 the Company issued under an S8 registration 90,000 common shares in exchange for consulting services at a value of $0.13 per share.

On December 21, 2007, pursuant to compensation agreements, the Company issued under an S8 registration 850,000 common shares in exchange for consulting services at a value of $0.034 per share.

On December 21, 2007 the Company issued under an S8 registration 25,000 common shares in exchange for consulting services at a value of $0.05 per share.

Item 7.

Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is reliable.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2007.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of April 10, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

Roderick C. Bartlett	51	Chief Executive Officer,	February 2005
		President and Director

Harold Forzley	55	Chief Financial Officer	September 2005
		and Director

Alejandro Bautista	51	Director	February 2005

Tina VanderHeyden	53	Director	October 2006

Mark Lambert	52	Director	October 2006

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

Item 10. Executive Compensation.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roderick Bartlett, CEO	2005	-0-	-0-	200,000	-0-	-0-	-0-	-0-	200,000
	2006	-0-	-0-	140,000	-0-	-0-	-0-	-0-	140,000
	2007	-0-	-0-	152,000	-0-	-0-	-0-	-0-	152,000

Cameron King, CFO	2005	-0-	-0-	125,000	-0-	-0-	-0-	-0-	125,000

Harold Forzley, CFO	2005	-0-	-0-	82,500	-0-	-0-	-0-	-0-	82,500
	2006	-0-	-0-	70,000	-0-	-0-	-0-	-0-	70,000
	2007	-0-	-0-	120,000	-0-	-0-	-0-	-0-	120,000

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

NAME	NUMBER OF SHARES RECEIVED

Roderick Bartlett	100,000

Harold Forzley	100,000

Alejandro Bautista	100,000

Tina VanderHeyden	100,000

Mark Lambert	100,000

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 10, 2008, the name and the number of shares of the Registrant’s Common Stock, par value .001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 68,337,707 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Roderick Bartlett (1) (3)	6,640,523	9.72%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Harold Forzley (1)	3,753,000	5.49%
	1650-1188 W. Georgia St.
	Vancouver, British Columbia
	Canada V6E 4A2

Common	Alejandro Bautista (2)	2,425,000	3.55%
	40 Eton Green
	San Antonio, Tx
	78257

Common	Tina VanderHayden (2)	275,000	0.40%
	78 Pricefield Rd.,
	Toronto, Ontario
	Canada M4W 1Z9

Common	Mark Lambert (2)	125,000	0.18%
	1451 Santa Fe Dr.
	Encinitas, CA 92024

Total Officer and Directors as		12,218,523	19.34%
A Group – Five people

(1) Officer and director.

(2) Director

(3)  These shares are held in the name of BPYA 966 Holdings, Ltd.,and 0685797 BC Ltd, companies owned and controlled by Mr. Bartlett.

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

S2C borrowed a total of $87,907.41 under convertible notes from 0685797 BC Ltd., d/b/a Trigate Financial Corporation, a company 50% owned and controlled by our President, Mr. Roderick Bartlett and 50% owned and controlled by a shareholder, Cameron King.  The notes are unsecured and bear interest at a rate of 15% per annum.  Prior to December 31, 2006, the notes were convertible into shares of common stock of the Company at a rate of $.10.  The conversion feature of the notes has expired as at December 31 2006 and they are no longer convertible. The company has also borrowed money under Demand Promissory Notes for $81,673.77 that accrues interest at 12% per annum.  These notes were settled in July 2007 with the issuance of common stock.

At December 31, 2007 there was a total of $68,550 (2006 – $142,090) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company.

Item 13.  Exhibits

Exhibit	Title	Location

Exhibit 3(i)	Amended and Restated Articles of Incorporation	*

Exhibit 3(ii)	Amended and Restated Bylaws	*

Exhibit 14	Code of Ethics	**

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference. Previously filed with our amended Registration Statement on Form 10-SB with the Securities and Exchange Commission on November 14, 2005.

** Incorporated by reference.  Previously filed with our Form 10-KSB with the Securities and Exchange Commission on March 31, 2006.

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $13,000 for audit services and $5,800 for non-audit services fiscal year ended 2006 and $20,000 and $9,000 for non-audit services for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

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

S2C GLOBAL SYSTEMS, INC.

Date: April 15, 2008	/s/ Roderick Bartlett
Roderick Bartlett
Chief Executive Officer

Date: April 15, 2008	/s/ Harold Forzley
Harold Forzley
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roderick Bartlett
Date: April 15, 2008	Roderick Bartlett
Director

/s/ Harold Forzley
Date: April 15, 2008	Harold Forzley
Director

/s/ Alejandro Bautista
Date: April 15, 2008	Alejandro Bautista
Director

/s/ Tina Vanderheyden
Date: April 15, 2008	Tina VanderHeyden
Director

/s/ Mark Lambert
Date: April 15, 2008	Mark Lambert
Director

S2C Global Systems, Inc.

 (A Development Stage Enterprise)

Consolidated Financial Statements

(Presented in US dollars)

December 31, 2007

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders of

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Vancouver, Canada

We have audited the consolidated balance sheets of S2C Global Systems, Inc. (a development stage enterprise) as at December 31, 2007, and 2006, and the consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years ended December 31, 2007 and 2006 and cumulative from inception on May 6, 2004 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and cumulative from incorporation on May 6, 2004 to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MacKay LLP

Vancouver, Canada.

April 10, 2008

Chartered Accountants

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Presented in US dollars)

	December 31	December 31
	2007	2006
ASSETS
Current
Cash	$10,287	$4,661
Due from government agencies	13,186	-
Prepaid expenses	1,479	-

	24,952	4,661

Equipment (Note 3)	320,160	233,401

	$345,112	$238,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities (Note 13)	$253,007	$430,199
Loans payable (Note 4)	16,557	15,400
Demand promissory notes (Note 5)	25,077	86,969
Convertible promissory notes (Note 6)	24,238	129,090

	318,879	661,658

Stockholders' Equity (Deficiency)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
66,472,452 (2006 - 45,754,372) shares outstanding (Note 7)	66,472	45,754
Additional paid-in capital	3,091,859	1,783,531
Deficit accumulated during the development stage	(3,132,098)	(2,252,881)

	26,233	(423,596)

	$345,112	$238,062

Going concern (Note 1)
Commitments (Note 12)
Subsequent events (Note 15)

On behalf of the Board

______________________ Director ______________________ Director

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements Of Operations
(Presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31	December 31	December 31
	2007	2007	2006

Sales	$1,577	$988	$-

Cost of sales	692	196	-

Gross profit	885	792	-

Administrative expenses
Accounting and legal	169,215	53,083	55,609
Advertising and promotion	53,815	10,927	26,003
Amortization	64,456	31,481	23,075
Auto and travel	107,951	36,072	24,870
Bank charges and interest	51,382	14,042	24,712
Foreign exchange loss	71,419	36,098	24,448
Insurance	9,803	5,341	2,262
Management and consulting	2,080,459	647,511	419,184
Office expenses	44,810	11,204	6,453
Rent	122,871	65,388	32,653
Repairs and maintenance	63,995	50,556	13,439
Research and development	270,395	-	-
Shareholder services	64,686	39,402	12,269
Telephone	54,131	21,699	14,061
Transfer fees	20,757	7,568	7,423
Wages and benefits	159,744	114,003	37,466
	3,409,889	1,144,375	723,927

Loss before other income	(3,409,004)	(1,143,583)	(723,927)

Other income
Forgiveness of debt	275,564	264,366	11,198
Interest earned	1,342	-	-
	276,906	264,366	11,198

Net and comprehensive loss	$(3,132,098)	$(879,217)	$(712,729)

Weighted average number of shares		54,086,736	39,973,882
outstanding - basic and diluted

Loss per share - basic and diluted		$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Number of	Par	Paid-in	Development
	shares	value	Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375
Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005 (Note 7)	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover
acquisition of United Athletes, Inc.
on February 2, 2005	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts
payable at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts
payable at $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and
consulting agreements at $0.05	2,920,000	2,920	113,080	-	116,000
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Issued in settlement of accounts
payable at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400
Issued upon conversion of convertible
debt (Note 7)	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,009,650	1,010	99,955	-	100,965
Issued in settlement of debt at $0.10
per share	547,950	547	54,248	-	54,795
Issued for services at $0.12 per share	585,000	585	69,615	-	70,200
Issued for services at $0.13 per share	15,000	15	1,935	-	1,950
Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	$45,754	$1,783,531	$(2,252,881)	$(423,596)

Continued…

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Number of	Par	Paid-in	Development
	shares	value	Capital	Stage	Total

Issued pursuant to management
and consulting agreements
at $0.08 per share	2,950,000	$2,950	$233,050	$-	$236,000
Issued for services at $0.10 per share	450,000	450	44,550		45,000
Issued for services at $0.12 per share	120,000	120	14,280	-	14,400
Issued for services at $0.13 per share	90,000	90	11,610	-	11,700
Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000
Issued upon conversion of convertible
debt at $0.10 per share (Note 6)	1,117,540	1,118	110,636	-	111,754
Issued in settlement of debt at $0.10
per share	1,018,415	1,018	100,824	-	101,842
Issued for services at $0.13 per share	100,000	100	12,900	-	13,000
Issued pursuant to management
and consulting agreements
at $0.08 per share	1,350,000	1,350	106,650	-	108,000
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for cash at $0.035 per share	1,000,000	1,000	34,000	-	35,000
Issued for cash at $0.052 per share	1,357,125	1,357	69,143	-	70,500
Issued pursuant to management
and consulting agreements
at $0.08 per share	1,100,000	1,100	86,900	-	88,000
Issued pursuant to management
and consulting agreements
at $0.13 per share	90,000	90	11,610	-	11,700
Issued pursuant to management
and consulting agreements
at $0.034 per share	850,000	850	28,050	-	28,900
Issued pursuant to management
and consulting agreements
at $0.05 per share	25,000	25	1,225	-	1,250
Net loss for the year	-	-	-	(879,217)	(879,217)

Balance, December 31, 2007	66,472,452	$66,472	$3,091,859	$(3,132,098)	$26,239

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31	December 31	December 31
	2007	2007	2006

Cash provided by (used in):

Operating Activities
Net loss for the period	$(3,132,098)	$(879,217)	$(712,729)
Adjustments to net loss to cash provided by operating activities
Amortization	64,456	31,481	23,075
Shares issued for management and consulting	1,707,250	594,950	568,550
Forgiveness of debt	(275,564)	(264,366)	(11,198)
Foreign exchange loss	71,393	36,072	24,448
Changes in operating assets and liabilities
Receivables	(13,186)	(13,186)	-
Prepaid expenses	(1,479)	(1,479)	-
Accounts payable and accrued liabilities	399,926	57,403	(170,833)

	(1,179,302)	(438,342)	(278,687)

Financing Activities
Loans payable	80,487	65,087	5,400
Demand promissory notes issued (repaid)	19,782	(61,892)	153,620
Convertible notes issued	207,433	-	15,000
Shares issued for cash	1,119,171	520,500	188,965

	1,426,873	523,695	362,985

Investing Activity
Purchase of equipment	(237,284)	(79,727)	(83,765)

Net increase in cash during the development stage	10,287	5,626	533

Cash, beginning of period	-	4,661	4,128

Cash, end of period	$10,287	$10,287	$4,661

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Financing
Shares issued for accounts payable	$60,037	$37,912	$4,625
Shares issued for promissory notes	$183,702	$111,754	$71,948
Shares issued for loans	$63,930	$63,930	$-

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

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

The Company has historically maintained its ability to finance its operation through attracting private investment. The Company believes it can continue to raise the necessary capital for operational growth from private individuals and corporations known to the Company. The Company further intends on utilizing whatever rights it may have to do a public offering of its common stock to raise additional funds for market expansion. The Company’s plans also include the dissemination of its Aquaduct product that will generate revenue by selling 5-gallon bottled water for profit. The Aquaduct product will be primarily financed through a lease financing program.

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

December 31, 2007

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

e)

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  Monetary assets and liabilities are translated at period end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

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
(Presented in US dollars)

December 31, 2007

2.

Significant Accounting Policies (continued)

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The adoption of FIN 48 has not had any effect on the Company's financial position, results of operations or cash flows.

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

Awards of common shares are recorded at fair value as determined by the trading price at the date of the agreement to issue shares.

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

2.

Significant Accounting Policies (continued)

l)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable. Generally for sales of bottled water this will be at the point of sale as all sales are final, there is no right of return, and sales are for cash.

3.

Equipment

			December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,100	$510
Bottles	21,681	5,861	15,820
Vending equipment	360,325	56,495	303,830

	$384,616	$64,456	$320,160

			December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$1,683	$927
Bottles	20,513	2,051	18,462
Vending equipment	243,252	29,240	214,012

	$266,375	$32,974	$233,401

4.

Loans Payable

There are three loans payable for $16,557 (2006 – $15,400) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.  Of the three loans payable, two loans totalling $6,557 (CDN$6,500) are due to directors.

5.

Demand Promissory Notes

At December 31, 2007, the Company has issued three promissory notes which are due to a company controlled by the Company’s president and chief executive officer.  All are due on demand, with interest at 12% per annum totalling $25,077.  The amount reported includes accrued interest.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

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

c)

During the period ended December 31, 2004, the Company issued one unsecured convertible promissory note for US$45,000.  Prior to December 31, 2005 the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised. The note bears interest at a rate of 15% per annum and was due on December 31, 2006. As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. During the current year, $38,974 of the note was converted into common shares with the balance of $6,026 converted in January 2008.

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

December 31, 2007

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

December 31, 2007

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

On February 6, 2007, the Company issued 850,000 common shares in exchange for consulting services at a value of $0.10 per share.

On February 28, 2007, pursuant to a compensation agreement, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.08 per share.

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

December 31, 2007

7.

Common Shares (continued)

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

On June 29, 2007 the Company issued 200,000 common shares in exchange for settlement of accounts payable at $0.10 per share.

On June 29, 2007, the Company issued 1,117,540 common shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 (or CDN$50,000) that were due on September 30, 2007 including interest. The shares were valued at $0.10 per share.

On September 24, 2007, the Company issued 100,000 common shares in exchange for consulting services at a value of $0.13 per share.

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

 On October 26, 2007 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

On October 26, 2007 the Company issued 200,000 common shares in exchange for consulting services at a value of $0.05 per share.

On November 30, 2007 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

7.

Common Shares (continued)

On December 4, 2007 the Company issued 200,000 common shares in exchange for repairs and maintenance services at $0.05 per share.

On December 4, 2007 the Company issued 200,000 common shares in exchange for consulting services at a value of $0.05 per share.

On December 21, 2007 the Company issued 1,000,000 common shares for cash proceeds of $0.035 per share.

On December 21, 2007 the Company issued 192,500 common shares for cash proceeds of $0.052 per share.

On December 21, 2007, the Company issued 1,164,625 common shares pursuant to a private placement agreement for cash proceeds at $0.052 per share.

On December 21, 2007, pursuant to compensation agreements, the Company issued 1,100,000 common shares in exchange for consulting services at a value of $0.08 per share.

On December 21, 2007 the Company issued 90,000 common shares in exchange for consulting services at a value of $0.13 per share.

On December 21, 2007, pursuant to compensation agreements, the Company issued 850,000 common shares in exchange for consulting services at a value of $0.034 per share.

On December 21, 2007 the Company issued 25,000 common shares in exchange for consulting services at a value of $0.05 per share.

8.

Options

At December 31, 2007, the Company had Nil (2006 – Nil) stock options outstanding.

9.

Warrants

At December 31, 2007, the Company had 16,600,000 (2006 – 2,442,600) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

7,800,000	$0.10	June 29, 2008
7,800,000	$0.15	June 29, 2009
500,000	$0.10	September 28, 2008
500,000	$0.15	September 28, 2009

16,600,000

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At December 31, 2007 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$256	$254
Accounts payable	$200,012	$198,272
Loans payable	$6,557	$6,500
Demand promissory notes	$14,123	$14,000

At December 31, 2007 US dollar amounts were converted at a rate of $0.9913 Canadian dollars to $1.00 US dollar.

11.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2007	December 31, 2006

Loss before income taxes	$(879,217)	$(712,729)

Income tax recovery at statutory rates	(131,883)	(106,909)
Adjustment for varying tax jurisdiction	(36,618)	(57,512)
Non-deductible items for tax purposes	90,609	522
Unrecognized benefit of losses and tax pools	77,892	163,899
	$-	$-

The significant components of the Company’s future income tax assets are as follows:

	December 31, 2007	December 31, 2006

Future income tax assets
Non-capital losses available for future periods	$348,000	$508,000
Property and equipment	1,000	-
Other	76,000	-
	425,000	508,000
Valuation allowance	(425,000)	(508,000)
	$-	$-

At December 31, 2007 the Company has available non-capital losses of approximately $1,185,000 (2006 – $2,200,000) which may be carried forward to apply against future income.  These losses will expire commencing in 2014 through 2027.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

11.

Income Taxes (continued)

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts.

12.

Commitments

The Company has entered into consulting agreements as follows:

a)

Roderick Bartlett, on January 24, 2007, an agreement to act as President and CEO was entered into for the 2007 calendar year for 2,000,000 common shares to be issued at a deemed value of $0.08 per share with 500,000 shares issued on March 29, 2007, 500,000 shares issued on June 26, 2007, 500,000 issued on September 24, 2007, and 500,000 issued on December 21, 2007.

b)

  Trevor Reber, on January 24, 2007, an agreement to act as Commercial Operations Manager was entered into for the 2007 calendar year for a monthly salary of $5,500 to be paid each month, and 300,000 common shares to be issued at a deemed value of $0.08 per share with 75,000 shares issued on March 29, 2007, 75,000 shares issued on June 26, 2007, 75,000 issued on September 24, 2007, and 75,000 issued on December 21, 2007.

c)

Harold Forzley, on January 24, 2007, an agreement to act as Chief Financial Officer was entered into for the 2007 calendar year for 1,500,000 common shares to be issued at a deemed value of $0.08 per share with 375,000 shares issued on March 29, 2007, 375,000 shares issued on June 26, 2007, 375,000 issued on September 24, 2007, and 375,000 issued on December 21, 2007.

d)

Peter Miele, on January 24, 2007, an agreement to act as Head of Marketing was entered into for the 2007 calendar year for 600,000 common shares to be issued at a deemed value of $0.08 per share with 150,000 shares issued on March 29, 2007, 150,000 shares issued on June 26, 2007, 150,000 issued on September 24, 2007, and 150,000 issued on December 21, 2007.

e)

John Balanko, on January 24, 2007, an agreement to act as Head of Corporate Finance was entered into for the 2007 calendar year for 1,000,000 common shares to be issued at a deemed value of $0.08 per share with 250,000 shares issued on February 28, 2007, 250,000 shares issued on May 2, 2007, 250,000 issued on June 26, 2007, and 250,000 issued on September 24, 2007.

f)

The Company is committed to pay rent for premises at CDN$3,856 (equivalent to US$3,890) per month through to February 2010.

g)

The Company is committed to pay rent for an Aquaduct location at CDN$263 (equivalent to US$265) per month through to March 2008.

h)

The Company is committed to pay rent for an Aquaduct location at CDN$352 (equivalent to US$355) per month through to August 2008.

i)

The Company is committed to pay rent for a warehouse location at CDN$1,184 (equivalent to US$1,194) per month through to February 28, 2009.

j)

The Company is committed to pay rent for an Aquaduct location at $350 per month through December 31, 2008, at $403 per month in 2009.

k)

The Company has not renewed any of the management compensation agreements for 2008.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

13.

Related Party Transactions

The related party transactions are as described in Notes 4, 5 and 12. At December 31, 2007 there was a total of $68,550 (2006 – $142,090) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company.

14.

Segmented Information

Details on a geographic basis as at December 31, 2007 are as follows:

	December 31, 2007	December 31, 2006
Total Assets
USA	$14,182	$6,442
Canada	330,930	231,620
Total	$345,112	$238,062

Total Equipment
USA	$14,182	$6,387
Canada	305,978	227,014
Total	$320,160	$233,401

Net and Comprehensive Loss
USA	$623,680	$353,279
Canada	255,537	359,450
Total	$879,217	$712,729

15.

Subsequent Events

a)

Subsequent to December 31, 2007, the Company issued common shares as follows:

i.

750,000 shares issued as consideration for compensation and services rendered for an aggregate value of $34,750;

ii.

500,000 shares issued to directors of the Company as consideration for accrued directors’ fees for the year ended December 31, 2007, valued at $25,000;

iii.

555,000 shares issued for cash proceeds of $20,000 pursuant to a subscription agreement; and

iv.

60,255 share for settlement of debt valued at $6,026.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2007

15.

Subsequent Events (continued)

b)

On January 15th, 2008 the Company finalized a lease at OakRidge North Shopping Centre, The Woodlands, Texas with ORN Ltd. for a one year period ending December 31, 2008 at a rate of $250 per month plus additional rent of $0.50 per bottle sold over 500 bottles in any given month.

16.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.