Form 10-Q
period 2008-03-31
S2C GLOBAL SYSTEMS, INC.
filed 2008-05-16
CIK 1338629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-51529

S2C GLOBAL SYSTEMS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	13-4226299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650-1188 West Georgia, Vancouver, BC, Canada	V6E 4A2
(Address of principal executive offices)	(Zip Code)

604-629-2461

 (Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2008 there were 68,533,020 shares of common stock, $0.001 per value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information  and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.

 (A Development Stage Enterprise)

Interim Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2008

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

Interim Consolidated Balance Sheets	5

Interim Consolidated Statements of Operations	6

Interim Consolidated Statement of Stockholders’ Equity (Deficiency)	7 - 8

Interim Consolidated Statements of Cash Flows	9

Notes to the Interim Consolidated Financial Statements	10 - 14

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited – Prepared by Management)

	(Unaudited)	(Audited)
	March 31	December 31
	2008	2007

ASSETS
Current
Cash	$315	$10,287
Due from government agencies	5,546	13,186
Prepaid expenses	1,428	1,479

	7,289	24,952

Equipment (Note 4)	313,058	320,160

	$320,347	$345,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities (Note 13)	$260,521	$253,007
Loans payable (Note 5)	23,639	16,557
Demand promissory notes (Note 6)	24,954	25,077
Convertible promissory notes (Note 7)	18,857	24,238

	327,971	318,879

Stockholders' Equity (Deficiency)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
68,337,707 (2007 - 66,472,452) shares outstanding (Note 8)	68,337	66,472
Additional paid-in capital	3,174,739	3,091,859
Deficit accumulated during the development stage	(3,250,700)	(3,132,098)

	(7,624)	26,233

	$320,347	$345,112

Going concern (Note 1)
Commitments (Note 12)
Subsequent event (Note 15)

On behalf of the Board

______________________ Director       ______________________ Director

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations
(Presented in US dollars)
(Unaudited – Prepared by Management)

	Cumulative
	from
	inception
	May 6,
	2004 to	Three months ended
	March 31	March 31	March 31
	2008	2008	2007

Sales	$1,705	$128	$-

Cost of sales	692	-	-

Gross profit	1,013	128	-

Administrative expenses
Accounting and legal	183,716	14,501	19,605
Advertising and promotion	54,060	245	7,223
Amortization	72,920	8,464	6,378
Auto and travel	110,193	2,242	5,025
Bank charges and interest	53,025	1,643	7,520
Foreign exchange loss (gain)	63,328	(8,091)	4,327
Insurance	9,813	10	2,601
Management and consulting	2,123,716	43,257	215,463
Office expenses	47,941	3,131	3,058
Rent	134,980	12,109	12,730
Repairs and maintenance	63,995	-	37,489
Research and development	270,395	-	-
Shareholder services	74,771	10,085	9,127
Telephone	57,713	3,582	6,070
Transfer fees	23,572	2,815	2,385
Wages and benefits	184,481	24,737	21,533
	3,528,619	118,730	360,534

Loss before other income	(3,527,606)	(118,602)	(360,534)

Other income
Forgiveness of debt	275,564	-	73,589
Interest earned	1,342	-	-
	276,906	-	73,589

Net and comprehensive loss	$(3,250,700)	$(118,602)	$(286,945)

Weighted average number of shares outstanding - basic and diluted		68,006,876	46,444,372

Loss per share - basic and diluted		$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)
(Unaudited – Prepared by Management)

				Deficit
				Accumulated
	Number		Additional	During the
	of	Par	Paid-in	Development
	shares	value	Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375
Issued for cash and subscriptions receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible promissory notes at $0.062 per share; granted February 2, 2005	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover acquisition of United Athletes, Inc. on February 2, 2005	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts payable at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts payable at $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and consulting agreements at $0.05	3,070,000	3,070	150,430	-	153,500
Cancelled previously issued for services at $0.25 per share	(150,000)	(150)	(37,350)	-	(37,500)
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Issued in settlement of accounts payable at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400
Issued upon conversion of convertible debt	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,009,650	1,010	99,955	-	100,965
Issued in settlement of debt at $0.10 per share	547,950	547	54,248	-	54,795
Issued for services at $0.12 per share	585,000	585	69,615	-	70,200
Issued for services at $0.13 per share	15,000	15	1,935	-	1,950
Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	$45,754	$1,783,531	$(2,252,881)	$(423,596)

Continued…

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)
(Unaudited – Prepared by Management)

				Deficit
				Accumulated
	Number		Additional	During the
	of	Par	Paid-in	Development
	shares	value	Capital	Stage	Total
Issued pursuant to management and consulting agreements at $0.08 per share	2,950,000	$2,950	$233,050	$-	$236,000
Issued for services at $0.10 per share	450,000	450	44,550		45,000
Issued for services at $0.12 per share	120,000	120	14,280	-	14,400
Issued for services at $0.13 per share	90,000	90	11,610	-	11,700
Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000
Issued upon conversion of convertible debt at $0.10 per share	1,117,540	1,118	110,636	-	111,754
Issued in settlement of debt at $0.10 per share	1,018,415	1,018	100,824	-	101,842
Issued for services at $0.13 per share	100,000	100	12,900	-	13,000
Issued pursuant to management and consulting agreements at $0.08 per share	1,350,000	1,350	106,650	-	108,000
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for cash at $0.035 per share	1,000,000	1,000	34,000	-	35,000
Issued for cash at $0.052 per share	1,357,125	1,357	69,143	-	70,500
Issued pursuant to management and consulting agreements at $0.08 per share	1,100,000	1,100	86,900	-	88,000
Issued pursuant to management and consulting agreements at $0.13 per share	90,000	90	11,610	-	11,700
Issued pursuant to management and consulting agreements at $0.034 per share	850,000	850	28,050	-	28,900
Issued pursuant to management and consulting agreements at $0.05 per share	25,000	25	1,225	-	1,250
Net loss for the year	-	-	-	(879,217)	(879,217)

Balance, December 31, 2007	66,472,452	66,472	3,091,859	(3,132,098)	26,233

Issued for services at $0.035 per share	200,000	200	6,800	-	7,000
Issued for services at $0.0499 per share	300,000	300	14,670	-	14,970
Issued for services at $0.047 per share	250,000	250	11,500	-	11,750
Issued for cash at $0.036 per share	555,000	555	19,445	-	20,000
Issued upon conversion of convertible debt at $0.10 per share (Note 7)	60,255	60	5,965	-	6,025
Issued for services at $0.05 per share	500,000	500	24,500	-	25,000
Net loss for the period	-	-	-	(118,602)	(118,602)

Balance, March 31, 2008	68,337,707	$68,337	$3,174,739	$(3,250,700)	$(7,624)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited – Prepared by Management)

	Cumulative
	from
	inception
	May 6,
	2004 to	Three months ended
	March 31	March 31	March 31
	2008	2008	2007

Cash provided by (used in):

Operating Activities
Net loss for the period	$(3,250,700)	$(118,602)	$(286,945)
Adjustments to net loss to cash provided by operating activities
Amortization	72,920	8,464	6,378
Shares issued for services	1,765,970	58,720	211,300
Forgiveness of debt	(275,564)	-	(73,589)
Foreign exchange loss (gain)	63,302	(8,091)	4,327
Interest accrued	-	-	8,350
Changes in operating assets and liabilities
Receivables	(5,546)	7,640	-
Prepaid expenses	(1,428)	51	-
Accounts payable and accrued liabilities	415,558	15,632	58,156

	(1,215,488)	(36,186)	(72,023)

Financing Activities
Loans payable	87,569	7,082	65,357
Demand promissory notes issued (repaid)	19,782	-	-
Convertible notes issued	207,433	-	-
Shares issued for cash	1,139,171	20,000	-

	1,453,955	27,082	65,357

Investing Activity
Purchase of equipment	(238,152)	(868)	-

Net increase (decrease) in cash during the development stage	315	(9,972)	(6,666)

Cash, beginning of period	-	10,287	4,661

Cash, end of period	$315	$315	$(2,005)

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$60,037	$-	$-
Shares issued for promissory notes	$189,727	$6,025	$-
Shares issued for loans	$63,930	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

3.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

4.

Equipment

			March 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,157	$453
Bottles	21,930	6,658	15,272
Vending equipment	361,438	64,105	297,333

	$385,978	$72,920	$313,058

			December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,100	$510
Bottles	21,681	5,861	15,820
Vending equipment	360,325	56,495	303,830

	$384,616	$64,456	$320,160

5.

Loans Payable

There are three loans payable for $23,639 (2007 – $16,557) due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.  Of the three loans payable, two loans totalling $13,639 (CDN$14,000) are due to directors.

6.

Demand Promissory Notes

At March 31, 2008, the Company has issued three promissory notes which are due to a company controlled by the Company’s president and chief executive officer.  All are due on demand, with interest at 12% per annum, totalling $24,954.  The amount reported includes accrued interest.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

7.

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

c)

During the period ended December 31, 2004, the Company issued one unsecured convertible promissory note for US$45,000.  Prior to December 31, 2005 the note was convertible at a rate of one common share for each US$0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to US$0.10 of principal and accrued interest, this option was not exercised.  The note bears interest at a rate of 15% per annum and was due on December 31, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. During the year ended December 31, 2007, $38,974 of the note was converted into common shares with the balance of $6,025 converted in January 2008.

8.

Common Shares

On January 7, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

On January 7, 2008 the Company issued 300,000 common shares in exchange for consulting services at a value of $0.0499 per share.

On January 10, 2008, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.047 per share.

On January 16, 2008 the Company issued 555,000 common shares for cash proceeds of $0.036 per share.

On January 22, 2008, the Company issued 60,255 shares for convertible promissory notes in the principal amount of $6,025 valued at $0.10 per share.

On January 22, 2008 the Company issued 500,000 common shares in exchange for directors’ fees at a value of $0.05 per share.

On February 5, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

9.

Options

At March 31, 2008, the Company had Nil (2007 – Nil) stock options outstanding.

10.

Warrants

At March 31, 2008, the Company had 16,600,000 (2007 – 16,600,000) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

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

At March 31, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars

Cash	$180	$185
Accounts payable	$227,185	$233,205
Loans payable	$13,639	$14,000
Demand promissory notes	$13,639	$14,000

At March 31, 2008 US dollar amounts were converted at a rate of $1.0265 Canadian dollars to $1.00 US dollar.

12.

Commitments

The Company has entered into consulting agreements as follows:

a)

The Company is committed to pay rent for premises at CDN$3,856 (equivalent to US$3,890) per month through to February 2010.

b)

The Company is committed to pay rent for an Aquaduct location at CDN$352 (equivalent to US$355) per month through to August 2008.

c)

The Company is committed to pay rent for an Aquaduct location at $350 per month through December 31, 2008, and at $403 per month in 2009.

d)

The Company is committed to pay rent for an Aquaduct location at $250 per month plus additional rent of $0.50 per bottle sold over 500 bottles in any given month through December 31, 2008.

e)

The Company is committed to pay rent for an Aquaduct location at $302 per month through December 31, 2008.

f)

The Company has not renewed any of the management compensation agreements for 2008.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2008

13.

Related Party Transactions

The related party transactions are as described in Notes 5, 6 and 13. At March 31, 2008 there was a total of $43,974 (2007 – $68,550) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company.

14.

Segmented Information

Details on a geographic basis as at March 31, 2008 are as follows:

	March 31, 2008	December 31, 2007
Total Assets
USA	$14,456	$14,182
Canada	305,891	330,930
Total	$320,347	$345,112

Total Equipment
USA	$14,323	$14,182
Canada	298,735	305,978
Total	$313,058	$320,160

	3 months ended March 31, 2008	3 months ended March 31, 2007

Net and Comprehensive Loss
USA	$55,463	$226,589
Canada	63,139	60,356
Total	$118,602	$286,945

15.

Subsequent Event

Subsequent to March 31, 2008 the Company issued 195,313 common shares for cash proceeds of $5,000 to a director of the Company.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

OUR BUSINESS

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

The Company installed the unit tested in Verona into Montreal (Laval) in the last quarter of 2006 this original prototype is unreliable and costly to keep operational, it will be replaced upon mass production ensuing. The two units developed as the third revision were installed in Vancouver (Surrey and Richmond BC.)  All three units experienced light sales resulting in the income reported.  The Company originally launched its concept by accepting only its proprietary bottles in its return function, after turning away hundreds of customers as of November 2007 the Company reprogrammed its Vancouver Aquaducts to accept all 18.9 Liter bottles for return.

The truck and in-plant components of the Aquaduct system utilize the same technologies as those incorporated in the Aquaduct vending unit; they have been designed and will be built upon confirmation of the installation of 10 working Aquaducts in any of its Markets.

The Company accumulated a deficit in excess of $3,250,000 in developing the Company to this point. The Company expects to develop an assembly plant in Dallas Texas and focus on placing the S2C Aquaducts into the Houston market. This will require a minimum investment of $900,000 dollars to complete this next phase.

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

PLAN OF OPERATION

S2C Global’s 2007 year was focused on completing our development stage, while 2008 is set as our transition year where we intend for S2C to become a fully operating company based out of Dallas Texas.

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

The human interface is now a Point of Sale (POS) interface (similar to a gas pump or parking lot ticket dispenser) that directs a Vending Machine Controller (VMC). For the US market we have completed negotiations with Verizon wireless resulting in little or no cost for our wireless modems and significantly reduced data charges. The resulting cost reductions bring the S2C Aquaduct well within the original costing model of $25,000 US dollars per installed unit. The design is better suited to the broader small format real estate location (gas bars, community shopping centers) giving, what we believe to be a  more versatile roll out strategy, including overseas markets.

Reducing costs and environmental impact are the goals of the supplier to consumer (S2C) system, the closer the finished product is to the consumer the more effective the system becomes. S2C has continued to work with Convergitech, Inc. a company focused on water technologies. Pursuant to a Memorandum of Understanding, Convergitech has agreed to build micro-bottling plants at the center of twenty to forty S2C Aquaducts starting with Houston, TX.  S2C and Convergitech anticipate entering a formal agreement within six months.  Each plant will provide pure bottled water from the air in both the 2.5 and 5 gallon formats utilizing the S2C plant and truck system.

Sales & Marketing:

System Distribution. Rather than sell the Aquaduct system outright, we elected to disseminate our equipment at our own expense. This approach gives us ownership of the residual earnings rather than a one time sale. Securing locations for lease in retail shopping centre parking lots is critical to this process. Building relationships with national and regional property managers gives us an ongoing supply of locations. The fourth quarter of 2007 was dedicated to this process resulting in one lease being secured in Houston, TX in the 1st quarter of 2008.

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

1 http://www.finewaters.com/Newsletter/April_2008/2007_US_Bottled_Water_Sales_Statistics.asp

2 http://ezinearticles.com/?Bottled-Water-Statistics&id=408764

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

3 http://blog.thenibble.com/2007/12/03/trends-bottled-water-news-blues/

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues.  The Company generated $128 in sales revenue for the three months ended March 31, 2008 compared to $-0- for the same period in 2007.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $360,534 in the three months ended March 31, 2007 to $118,730 in the three months ended March 31, 2008. The decrease in general and administrative expenses primarily was driven by decreased management and consulting expense and decreased repairs.

Loss from Operations

Total Loss from Operations. Our loss from operations was $118,602 for the three months ended March 31, 2008 while our loss from operations was $286,945 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2007 and for the three months ended March 31, 2008. Our principal liabilities at March 31, 2008 consisted of accounts payable, loans payable, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($36,186)for the three months ended March 31, 2008 compared with net cash used in operating activities of ($72,023) for the three months ended March 31, 2007.

Net cash provided by financing activities was $65,357 in the three months ended March 31, 2007compared with $27,082 of cash provided by financing activities in the three months ended March 31, 2008. The cash provided by financing activities in the three months ended March 31, 2008 was $7,082 from a loan, and $20,000 from the sale of shares. In the three months ended March  31, 2007, financing activities raised $65,357 from a loan payable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against S2C Global Systems, Inc. or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against S2C Global Systems, Inc., or have any material interests in actions that are adverse to our own.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

On January 7, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

On January 7, 2008 the Company issued 300,000 common shares in exchange for consulting services at a value of $0.0499 per share.

On January 10, 2008, the Company issued 250,000 common shares in exchange for consulting services at a value of $0.047 per share.

On January 16, 2008 the Company issued 555,000 common shares for cash proceeds of $0.036 per share.

On January 22, 2008, the Company issued 60,255 shares for convertible promissory notes in the principal amount of $6,025 valued at $0.10 per share.

On January 22, 2008 the Company issued 500,000 common shares in exchange for directors’ fees at a value of $0.05 per share.

On February 05, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.035 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S2C GLOBAL SYSTEMS, INC.

Date: May 15, 2008

By: /s/ Roderick Bartlett

Roderick Bartlett, President and Chief Executive Officer

Date: May 15, 2008

By: /s/ Harold Forzley

Harold Forzley, Treasurer and Chief Financial Officer