Form 10-Q
period 2008-06-30
S2C GLOBAL SYSTEMS, INC.
filed 2008-08-15
CIK 1338629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2008 there were 71,800,599 shares of common stock, $0.001 per value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Interim Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

June 30, 2008

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

Interim Consolidated Balance Sheets	5

Interim Consolidated Statements of Operations	6

Interim Consolidated Statement of Stockholders’ Equity (Deficiency)	7

Interim Consolidated Statements of Cash Flows	9

Notes to the Interim Consolidated Financial Statements	10

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)	(Audited)
	June 30	December 31
	2008	2007

ASSETS
Current
Cash	$20	$10,287
Due from government agencies	8,389	13,186
Prepaid expenses	1,438	1,479

	9,847	24,952

Equipment (Note 4)	304,594

	$314,441	$345,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities (Note 13)	$323,479	$253,007
Loans payable (Note 5)	27,578	16,557
Demand promissory notes (Note 6)	25,801	25,077
Convertible promissory notes (Note 7)	19,502	24,238

	396,360	318,879

Stockholders' Equity (Deficiency)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
71,800,599 (2007 - 66,472,452) shares outstanding (Note 8)	71,800	66,472
Additional paid-in capital	3,242,107	3,091,859
Deficit accumulated during the development stage	(3,395,826)	(3,132,098)

	(81,919)	26,233

	$314,441	$345,112

Going concern (Note 1)
Commitments (Note 12)

On behalf of the Board

______________________ Director ______________________ Director

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004	Three months ended		Six months ended
	to June 30	June 30	June 30	June 30	June 30
	2008	2008	2007	2008	2007

Sales	$1,832	$127	$478	$255	$478

Cost of sales	692	-	191	-	191

Gross profit	1,140	127	287	255	287

Administrative expenses
Accounting and legal	226,203	2,487	10,785	56,988	30,390
Advertising and promotion	54,287	227	486	472	7,709
Amortization	81,384	8,464	9,454	16,928	15,832
Auto and travel	111,224	1,031	15,909	3,273	20,934
Bank charges and interest	55,530	2,505	2,745	4,148	10,265
Foreign exchange loss (gain)	64,989	1,661	25,585	(6,430)	29,912
Insurance	13,655	3,842	2,193	3,852	4,794
Management and consulting	2,187,488	63,772	100,894	107,029	316,357
Office expenses	49,239	1,298	3,641	4,429	6,699
Rent	140,554	5,574	16,179	17,683	28,909
Repairs and maintenance	63,995	-	3,025	-	40,514
Research and development	270,395	-	-	-	-
Shareholder services	78,379	3,608	9,545	13,693	18,672
Telephone	60,286	2,573	6,514	6,155	12,584
Transfer fees	24,847	1,275	1,728	4,090	4,113
Wages and benefits	191,417	6,936	31,699	31,673	53,232
	3,673,872	145,253	240,382	263,983	600,916

Loss before other income	(3,672,732)	(145,126)	(240,095)	(263,728)	(600,629)

Other income
Forgiveness of debt	275,564	-	190,343	-	263,932
Interest earned	1,342	-	-	-	-
	276,906	-	190,343	-	263,932

Net and comprehensive loss	$(3,395,826)	$(145,126)	$(49,752)	$(263,728)	$(336,697)

Weighted average number of shares
outstanding - basic and diluted		69,456,334	48,071,039	68,731,605	47,257,705

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)
(Unaudited - Prepared by Management)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total

Issued for subscriptions receivable	12,750,000	$12,750	$(6,375)	$-	$6,375
Issued for cash and subscriptions
receivable	2,250,000	2,250	222,750	-	225,000
Issued for cash	220,668	221	25,211	-	25,432
Net loss for the period	-	-	-	(387,005)	(387,005)

Balance, December 31, 2004	15,220,668	15,221	241,586	(387,005)	(130,198)

Issued on conversion of convertible
promissory notes at $0.062 per share;
granted February 2, 2005	1,266,666	1,267	77,768	-	79,035
Issued on reverse takeover acquisition of
United Athletes, Inc. on February 2, 2005	15,095,490	15,095	(15,095)	-	-
Issued for cash at $0.25 per share	85,422	85	21,270	-	21,355
Issued for cash at $0.10 per share	125,000	125	12,375	-	12,500
Issued in settlement of accounts payable
at $0.10	175,000	175	17,325	-	17,500
Issued pursuant to management and
consulting agreements at $0.25	2,175,000	2,175	541,575	-	543,750
Issued for cash at $0.25 per share	257,000	257	63,993	-	64,250
Net loss for the year	-	-	-	(1,153,147)	(1,153,147)

Balance, December 31, 2005	34,400,246	34,400	960,797	(1,540,152)	(544,955)

Issued in settlement of accounts payable
at $0.25	6,000	6	1,494	-	1,500
Issued for cash at $0.125 per share	560,000	560	69,440	-	70,000
Issued pursuant to management and
consulting agreements at $0.05	3,070,000	3,070	150,430	-	153,500
Cancelled previously issued for services
at $0.25 per share	(150,000)	(150)	(37,350)		(37,500)
Issued for services at $0.05 per share	100,000	100	4,900	-	5,000
Issued in settlement of accounts payable
at $0.125	25,000	25	3,100	-	3,125
Issued for cash at $0.125 per share	144,000	144	17,856	-	18,000
Issued for services at $0.14 per share	50,000	50	6,950	-	7,000
Issued for services at $0.07 per share	5,120,000	5,120	353,280	-	358,400
Issued upon conversion of convertible
debt	171,526	172	16,981	-	17,153
Issued for services at $0.10 per share	100,000	100	9,900	-	10,000
Issued for cash at $0.10 per share	1,009,650	1,010	99,955	-	100,965
Issued in settlement of debt at $0.10
per share	547,950	547	54,248	-	54,795
Issued for services at $0.12 per share	585,000	585	69,615	-	70,200
Issued for services at $0.13 per share	15,000	15	1,935	-	1,950
Net loss for the year	-	-	-	(712,729)	(712,729)

Balance, December 31, 2006	45,754,372	$45,754	$1,783,531	$(2,252,881)	$(423,596)

Continued…
The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Statement Of Stockholders' Equity (Deficiency)
(Presented in US dollars)
(Unaudited - Prepared by Management)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total
Issued pursuant to management and
consulting agreements at $0.08 per share	2,950,000	$2,950	$233,050	$-	$236,000
Issued for services at $0.10 per share	450,000	450	44,550		45,000
Issued for services at $0.12 per share	120,000	120	14,280	-	14,400
Issued for services at $0.13 per share	90,000	90	11,610	-	11,700
Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000
Issued upon conversion of convertible
debt at $0.10 per share	1,117,540	1,118	110,636	-	111,754
Issued in settlement of debt at $0.10
per share	1,018,415	1,018	100,824	-	101,842
Issued for services at $0.13 per share	100,000	100	12,900	-	13,000
Issued pursuant to management and
consulting agreements at $0.08 per share	1,350,000	1,350	106,650	-	108,000
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for cash at $0.035 per share	1,000,000	1,000	34,000	-	35,000
Issued for cash at $0.052 per share	1,357,125	1,357	69,143	-	70,500
Issued pursuant to management and
consulting agreements at $0.08 per share	1,100,000	1,100	86,900	-	88,000
Issued pursuant to management and
consulting agreements at $0.13 per share	90,000	90	11,610	-	11,700
Issued pursuant to management and
consulting agreements at $0.034 per share	850,000	850	28,050	-	28,900
Issued pursuant to management and
consulting agreements at $0.05 per share	25,000	25	1,225	-	1,250
Net loss for the year	-	-	-	(879,217)	(879,217)

Balance, December 31, 2007	66,472,452	66,472	3,091,859	(3,132,098)	26,233

Issued for services at $0.035 per share	200,000	200	6,800	-	7,000
Issued for services at $0.0499 per share	300,000	300	14,670	-	14,970
Issued for services at $0.047 per share	250,000	250	11,500	-	11,750
Issued for cash at $0.036 per share	555,000	555	19,445	-	20,000
Issued upon conversion of convertible
debt at $0.10 per share (Note 7)	60,255	60	5,965	-	6,025
Issued for services at $0.05 per share	500,000	500	24,500	-	25,000
Issued for cash at $0.0256 per share	195,313	195	4,805	-	5,000
Issued for services at $0.026 per share	146,579	147	3,664	-	3,811
Issued for services at $0.03 per share	1,150,000	1,150	33,350	-	34,500
Issued for employee incentive at $0.02 per
share	125,000	125	2,375	-	2,500
Issued for services at $0.027 per share	100,000	100	2,600	-	2,700
Issued for services at $0.029 per share	80,000	80	2,240	-	2,320
Issued for cash at $0.012 per share	1,666,000	1,666	18,334	-	20,000
Net loss for the period	-	-	-	(263,728)	(263,728)

Balance, June 30, 2008	71,800,599	$71,800	$3,242,107	$(3,395,826)	$(81,919)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004	Three months ended		Six months ended
	to June 30	June 30	June 30	June 30	June 30
	2008	2008	2007	2008	2007

Cash provided by (used in):

Operating Activities
Net loss for the period	$(3,395,826)	$(145,126)	$(49,752)	$(263,728)	$(336,697)
Adjustments to net loss to cash
provided by operating activities
Amortization	81,384	8,464	9,454	16,928	15,832
Shares issued for services	1,811,801	45,831	95,800	104,551	307,100
Forgiveness of debt	(275,564)	-	(190,343)	-	(263,932)
Unrealized foreign exchange loss (gain)	70,931	7,603	-	(488)	-
Interest accrued	2,501	2,501	2,333	2,501	3,568
Changes in operating assets and liabilities
Receivables	(8,389)	-	(4,618)	4,797	(4,618)
Prepaid expenses	(1,438)	-	-	41	-
Accounts payable and accrued liabilities	471,482	55,950	(7,576)	71,582	59,446

	(1,243,118)	(24,777)	(144,702)	(63,816)	(219,301)

Financing Activities
Loans payable	91,508	-	(5,419)	11,021	59,938
Demand promissory notes issued (repaid)	19,782	-	(69,451)	-	(66,875)
Convertible notes issued	207,433	-	-	-	-
Shares issued for cash	1,164,171	25,000	390,000	45,000	390,000

	1,482,894	25,000	315,130	56,021	383,063

Investing Activity
Purchase of equipment	(239,756)	(1,604)	(61,025)	(2,472)	(61,025)

Net increase (decrease) in cash during the
development stage	20	(1,381)	109,403	(10,267)	102,737

Cash, beginning of period	-	1,401	(2,005)	10,287	4,661

Cash, end of period	$20	$20	$107,398	$20	$107,398

Supplemental cash flow information
Interest paid	$-	$-	$-	$-	$6,184
Income taxes paid	$-	$-	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$60,037	$-	$37,912	$-	$37,912
Shares issued for promissory notes	$189,727	$-	$111,754	$6,025	$111,754
Shares issued for loans	$63,930	$-	$63,930	$-	$63,930

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

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

2.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

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

4.

Equipment

		June 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,215	$395
Bottles	21,930	7,455	14,475
Vending equipment	361,438	71,714	289,724

	$385,978	$81,384	$304,594

	December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,100	$510
Bottles	21,681	5,861	15,820
Vending equipment	360,325	56,495	303,830

	$384,616	$64,456	$320,160

5.

Loans Payable

Loans payable comprise four loans which are due on demand, unsecured, and without interest; accordingly, fair value cannot be reliably determined.  Two of the loans totalling $13,730 (CDN$14,000) are due to directors.

6.

Demand Promissory Notes

As at June 30, 2008, the Company has issued three promissory notes which are due to a company controlled by the Company’s president and chief executive officer.  All of the promissory notes are due on demand, bearing interest at 12% per annum. The amount reported includes $5,572 of accrued interest.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

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

c)

During the period ended December 31, 2004, the Company issued one unsecured convertible promissory note for $45,000.  Prior to December 31, 2005 the note was convertible at a rate of one common share for each $0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to $0.10 of principal and accrued interest, this option was not exercised.  The note bears interest at a rate of 15% per annum and was due on December 31, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. During the year ended December 31, 2007, $38,974 of the note was converted into common shares with the balance of $6,025 converted in January 2008.

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

8.

Common Shares (continued)

On April 30, 2008, pursuant to compensation agreements dated January 24, 2007, the Company issued 80,000 common shares in exchange for consulting services at a value of $0.029 per share.

On May 9, 2008 the Company issued 195,313 common shares for cash proceeds of $0.0256 per share.

On June 1, 2008 the Company issued 146,579 common shares in exchange for consulting services at a value of $0.026 per share.

On June 2, 2008, pursuant to compensation agreements dated April 1, 2008, the Company issued 150,000 common shares in exchange for consulting services at a value of $0.03 per share.

On June 2, 2008, the Company received the proceeds to issue 1,666,000 common shares pursuant to a private placement agreement at $0.012 per share.

On June 2, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.027 per share.

On June 2, 2008, pursuant to compensation agreements dated April 1, 2008, the Company issued 1,000,000 common shares at a value of $0.03 per share.

On June 2, 2008 the Company issued 125,000 common shares as an employee incentive at a value of $0.02 per share.

9.

Options

As at June 30, 2008, the Company had Nil (2007 – Nil) stock options outstanding.

10.

Warrants

As at June 30, 2008, the Company had 1,000,000 (2007 – 16,600,000) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

500,000	$0.10	September 28, 2008
500,000	$0.15	September 28, 2009

1,000,000

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at June 30, 2008 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Cash (overdraft)	$(14)	$(14)
Accounts payable	$273,777	$279,170
Loans payable	$25,078	$25,572
Demand promissory notes	$17,470	$17,814

As at June 30, 2008 Canadian dollar amounts were converted at a rate of $1.0197 Canadian dollars to $1.00 US dollar.

12.

Commitments

The Company is committed to the following:

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

f)

Effective January 31, 2008 through December 31, 2008, the Company entered into an agreement with Jackie McClure to act as Manager Corporate Communications and Relations of the Company for $1,750 per month, plus 600,000 common shares of the Company valued at $0.02 per share, to be issued as follows: 150,000 on April 15, 2008 (issued), 150,000 on July 15, 2008, 150,000 on October 15, 2008, and 150,000 on January 15, 2009.

g)

Effective April 1, 2008 through March 31, 2009, the Company entered into an agreement with Steven Van deVenter to assist the Company with business development, for consideration of 1,000,000 common shares of the Company (issued) valued at $0.03 per share.

h)

Effective July 11, 2008 through June 30, 2009, the Company entered into an agreement with Joe Dickson to act as chief financial officer of the Company, for consideration of 1,200,000 common shares of the Company valued at $0.03 per share, to be issued as follows: 300,000 within 10 days of the execution of the agreement, 300,000 on October 11, 2008, 300,000 on January 11, 2009, and 300,000 on April 11, 2009.  In addition, Mr. Dixon will be entitled to receive commission on capital raised for the Company at a rate of 8% on equity capital, and 1.5% on debt capital.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2008

13.

Related Party Transactions

The related party transactions are as described in Notes 5 and 6.  As at June 30, 2008 there was a total of $42,594 (2007 – $68,550) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company.

14.

Segmented Information

Details on a geographic basis are as follows:

	June 30, 2008	December 31, 2007
Total Assets
USA	$13,859	$14,182
Canada	300,582	330,930
Total	$314,441	$345,112

Total Equipment
USA	$13,825	$14,182
Canada	290,769	305,978
Total	$304,594	$320,160

	Six months ended June 30, 2008	Six months ended June 30, 2007
Net and Comprehensive Loss
USA	$126,520	$258,419
Canada	137,208	78,278
Total	$263,728	$336,697

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

OUR BUSINESS

We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc. on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has generated minimal sales or revenues and only from market tests.

S2C designs, manufactures, promotes and markets distribution/logistics systems for pre-packaged 5-gallon bottled water. S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/retail packages available through the Company. The Company has established a specific mechanical system, the “Aquaduct System”, related to the operation and promotion of pre-packaged water.  Currently, S2C is in the transition stage from development to operations in order to bring its distribution/logistic system to market.

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

The Company accumulated a deficit of $3,395,826 in developing the Company to this point. The Company expects to develop an assembly plant in Dallas Texas and focus on placing the S2C Aquaducts into the Houston market. This will require a minimum investment of $500,000 dollars to complete this next phase.

The Company initiated a bulk water division in the last quarter of 2007 to secure and sell bulk water globally. To that end the Company has worked through the first two quarters to secure source bulk water to supply to customers developed by the company. The Company expects this division to have positive cash-flow in the third quarter 2008.

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

Employees

S2C’s employees are its President, Roderick Bartlett, its Chief Financial Officer, Joe F Dickson, an office administrator .  As required, the Company hires independent contractors or out sources to appropriate companies.

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

Water Sales Overall sales of bottled water as reported by the International Bottled Water Association and Beverage Marketing Corporation continued to grow through 2007, total bottled water volume was 8.8 billion gallons, a 6.9 percent increase over 2006, and the 2007 bottled water per capita consumption of 29.3 gallons increased nearly two gallons, from 27.6 gallons per capita the previous year.  Additionally, the wholesale dollar sales for bottled water exceeded $11.7 billion in 2007, a 7.8 percent increase over the $10.8 billion in 2006. 1 Half of these volumes typically as reported by Nestlé’s and E-zine2 are in the bulk categories (2.5 and 5 gallon).

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

As part of establishing the Company as an Operating Company the Company has identified that its markets will be best served from the United States. In preparation of moving the operations to the United States the Company’s management reviewed several American cities with the view of establishing its own assembly plant and its new head-office. The Dallas-Fort Worth area was identified as the optimum location to achieve the most cost effective dissemination of the AquaDuct system. As part of this process a new Chief Financial Officer has been engaged based in New York state effective in July, 2008.

Conclusion. The Company is at the transition point of going from a development stage company to an operating stage company. The Company has created opportunities both domestically and internationally that will establish S2C Global as a leader in retail technologies specifically as they relate to bottled water.

3 http://blog.thenibble.com/2007/12/03/trends-bottled-water-news-blues/

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenues.  The Company generated $255 in sales revenue for the six months ended June 30, 2008 compared to $478 for the same period in 2007.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $ 600,916 in the six months ended June 30, 2007 to $263,983 in the six months ended June 30, 2008. The decrease in general and administrative expenses primarily was driven by decreased management and consulting expense and decreased repairs.

Loss from Operations

Total Loss from Operations. Our loss from operations was ($263,728) for the six months ended June 30, 2008 while our loss from operations was ($336,697) for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2007 and for the six months ended June 30, 2008. Our principal liabilities at June 30, 2008 consisted of accounts payable, loans payable, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($63,816) for the six months ended June 30, 2008 compared with net cash used in operating activities of ($219,301) for the six months ended June 30, 2007.

Net cash provided by financing activities was $383,063 in the six months ended June 30, 2007 compared with $56,021 of cash provided by financing activities in the six months ended June 30, 2008. The cash provided by financing activities in the six months ended June 30, 2008 was $11,021 from loans, and $45,000 from the sale of shares. In the six months ended June 30, 2007, financing activities raised $59,938 from a loan payable and $390,000 from the sale of shares while repaying a demand note of $66,875.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was not effective.

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

On June 1, 2008 the Company issued 146,579 common shares in exchange for consulting services at a value of $0.026 per share.

On June 3, 2008 the Company issued 125,000 common shares as an employee incentive at a value of $0.020 per share.

On June 3, 2008 the Company issued 1,000,000 common shares in exchange for consulting services at a value of $0.030 per share.

On June 3, 2008 the Company issued 150,000 common shares in exchange for consulting services at a value of $0.03 per share.

On June 3, 2008 the Company issued 100,000 common shares in exchange for consulting services at a value of $0.027 per share.

On April 30, 2008 the Company issued 80,000 common shares in exchange for consulting services at a value of $0.029 per share.

On June 3, 2008 the Company issued 1,666,000 common shares for cash proceeds of $0.012 per share.

On May 9, 2008, the Company issued 195,313 common shares for cash proceeds at $0.0256 per share.

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

Date: August 14, 2008

By:  /s/ Roderick Bartlett

Roderick Bartlett, President and Chief Executive Officer

Date: August 14, 2008

By: /s/ Joe F Dickson

Joe F Dickson, Treasurer and Chief Financial Officer