Form 10-Q
period 2008-09-30
S2C GLOBAL SYSTEMS, INC.
filed 2008-11-14
CIK 1338629

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Joe F. Dickson, Treasurer and Chief Executive Officer of S2C Global Systems, Inc., (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)

the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2008

/s/ Joe F. Dickson

Joe F. Dickson

President and Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been furnished to S2C Global Systems, Inc., Inc. and will be retained by S2C Global Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.