Form 10-K
period 2008-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2009-04-15
CIK 1338629

OMB Approval
OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response: 2,297.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________ to________________________________

Commission file number:   000-51529

S2C GLOBAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-4226299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105-5119 Beckwith Blvd, San Antonio, TX, USA	78249
(Address of principal executive offices)	(Zip Code)

210-561-6015

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      .  Yes    X .     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     .    Yes    X .   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . ☐  Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .  (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     .  Yes    X .  No

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $601,284 as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 17, 2009, there were 77,334,599 shares of common stock, $.001 par value issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     .    Yes        .    No

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms "we," "our," "us" and the "Company" refer collectively to (i) S2C Global Systems, Inc., a Nevada corporation ("S2C").

The Company sells water and water technologies globally.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Overview

We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club, Inc. on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems, Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing, and distributing “supplier to consumer” technologies related to water that reduced the carbon footprint of water distribution.

S2C Global Systems (S2C-Private) the private company was incorporated May 2004 after acquiring the intellectual property rights from Will Benedikt for his early version of a 5-gallon water vending system. S2C-Private continued with the development of the system and market preparation calling the system the “AquaDuct”.  S2C completed the product development in early 2008.  The Company is now ready to mass produce its system subject to funding.

The Company since its reverse merger with S2C-Private has always had its focus in water. To move forward with the production and dissemination of the AquaDucts the Company requires significant capital. Given the economic climate the Company chose to expand its water operations in order to generate the required capital rather than sell more equities further diluting the company.  In August 2008 the Company formed a 50% owned joint venture Alaska Resource Management, LLC a company established to sell and distribute bulk water globally.  ARM has secured the source water in Sitka, established links with shipping companies capable of delivering seventy million gallons of fresh water to any deep water port in the world and initiated sales discussions with several clients.

 S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/sales packages available through the Company.

Alaska Resource Management, LLC

Alaska Resource Management, LLC (“ARM”) has an assignment as of August 2008, of the water export license issued by the City of Sitka, Alaska and granted by the State of Alaska to S2C’s partner in ARM, True Alaska Bottling, Inc.  The license is for 8960 Acre Feet expandable to 37,637 Acre Feet (12.3 Billion US Gallons) we pay the city of Sitka $0.01 USD per US gallon and sell the water on board the ship in Sitka, Alaska (FOB) in the range of $0.02- $0.03 USD per US gallon depending on the volume and length of the contract entered into. We then split these funds after loading and operating expenses 50/50 with our partners.

The market for the water is significant as more than 50% of the world’s population lives in water stressed areas.1  To date we have submitted quotations or been in detailed discussions with groups representing buyers for China, India, Korea, Mexico, Philippines, Saudi Arabia, Thailand , the UAE, and the Southern USA.  The export process requires both loading facilities and receiving facilities. Sitka, Alaska is the only bulk export source in the world with a developed deep water port and pipeline to the shoreline capable of loading the large format tanker ships required to move the water economically. Most of the discussions to buy the water focus on offloading and receiving the water, as only a few of the buyers have receiving capabilities in place.

S2C as part of the sales process has sourced shipping, receiving, and distribution solutions.  We have provided complete solutions to clients in Saudi Arabia and Mexico including using our AquaDuct system for distributing the water to consumers. We expect to secure the first water export contracts within this year primarily because the need is so great.

AquaDuct System

Bottled water has had an unprecedented growth cycle over the last twenty five years, globally. The technologies used to deliver packaged water to consumers have changed very little during this period and relative to the volumes being sold are very inefficient. The original premise behind the AquaDuct was to reduce the distribution cost of 5-Gallon bottled water by reducing handling and freight costs.

The S2C AquaDuct is a scalable vending unit capable of accepting empty 5-gallon and 2.5 gallon jugs and distributing full 5-gallon and 2.5 gallon jugs.  The Aquaduct is a replacement for in-store retail distribution systems.

Current systems employed in North America by producers, distributors and retailers of 5-gallon/2.5 Gallon bottled water are labor intensive. Staff unload/load the bottled water from the production line to warehousing, from warehousing to trucks, from trucks to transfer stations, from transfer stations to smaller trucks from these trucks to the home, offices and retailers. The retailers then unload the trucks to storage from storage to the store floor, from the store floor to customer’s cars. The returned empty bottles go through a reverse cycle of that previously described. Bottles are moved using a combination of fork lift operators, laborers and drivers.

The S2C System eliminates all of the labor involved except for the truck driver; the number of drivers is reduced overall because of just in time inventory management, the AquaDucts storage capabilities and better logistics. The labor is not needed with the S2C System because machines move the bottles through the AquaDuct racking system, into the trucks and eventually into the AquaDucts.

The S2C System is a three part system comprised of:  (1) an in-plant system that takes the prepackaged goods from the line into an integrated storage/loading system; (2) an integrated truck storage/loading system; and (3) a retail vending unit. The vending unit sits in an accessible parking lot where an individual can drive up in their car, stop in front of the unit, retrieve their empty 5-gallon water jug if they have one, touch the ATM/POS Screen, select the transaction they want i.e. return or no return, swipe their bank card, enter their pin, place the return bottle in the return door, retrieve the full bottle, put it in the car and drive away. The truck system has a drop down over and under conveyor that hooks up at the plant or Aquaduct loading door on one end and to the continuous loop racking system in the truck. Full bottles push empty bottles either out of the Aquaduct or out of the truck. The Plant system runs from the production line through the continuous loop racking system all the way to the loading doors using a system of conveyors.

S2C owns the intellectual property rights related to the AquaDuct System and intends to generate revenue by selling the consumer product to the end user and licensing its technologies.

The AquaDuct system went through several variations in its development and market testing. The Company believes it has matured the system to the point where it can now be mass produced rather than be constructed one at a time. The main rational is twofold, mass production reduces the cost of an individual AquaDuct as much as forty(40%) percent and any market we go into will require hundreds of AquaDucts to be effective.

_____________________________

1

http://www.nationmaster.com/red/graph/env_wat_sev_wat_str-environment-water-severe-stress&b_map=1

1

Governmental Regulation Affecting the AquaDuct System

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

AquaDuct Competition

The Company’s research indicates there are no existing automated vending systems in existence for pre-packaged 5-gallon bottled water; however there are several vending systems for u-fill bulk bottled water. These include Glacier Water (AMEX-HOO) and Culligan.

The existing distribution system used by DANONE Waters of North America is similar to that used by most bottler/distributors it consists of bottle handling robots, forklifts, pallet /racking systems, warehousing, freight trucks, transfer stations, delivery trucks and in store racking. The existing in plant systems require significant capital to setup, manpower to operate, and other significant operating costs such as fuel. S2C’s Aquaduct system can eliminate the cost of the forklifts and operators, robots, pallets/racking, delivery trucks and operators and the transfer stations. Estimates by S2C’s management put the distribution costs under the Aquaduct system as much as 65% lower than the existing distribution costs.

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

Human Resources

S2C’s employees are its CEO, Alejandro Bautista and its CFO Joe Dickson. The US and Canadian subsidiaries employs as its President, Roderick Bartlett and  as its corporate secretary/office administrator, Jenny Chen.  As required, the Company hires independent contractors or out sources to appropriate companies.

Item 1A. Risk Factors.

We are a new business, and our Management has limited experience in designing, manufacturing and marketing water and water distribution systems, making an investment in S2C is risky.  If we are unable to successfully design, manufacture and market our water and water distribution systems, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing a business plan and initial placement of our systems in limited test markets.  As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are not successful.

Our independent auditor has expressed doubts about our ability to continue as a going concern.  If we are unable to implement our business plan and distribute our water and water distribution systems, we will be unable to move beyond the development stage. We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  We are devoting substantially all of our present efforts in establishing a new business.  We have not commenced any operations to date other than the design and manufacture of prototypes of our water distribution system which has been installed in limited test markets.  These factors raise substantial doubt about our ability to continue as a going concern.

If we cannot absorb the costs associated with being a public company your investment may be jeopardized.  In order to maintain our status as a public company, we must comply with the Securities and Exchange Commission’s periodic reporting requirements.  The periodic reports require legal and accounting expertise that is often costly. If we cannot maintain our public company status and keep our periodic reports current, you may not be able to liquidate your shares. Costs associated with being a public company are much higher than those of a private company.  S2C, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense and could adversely affect our financial survival. Sarbanes-Oxley Act of 2002 disclosure requirements are time consuming and burdensome. The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company may make the economic viability of S2C very doubtful.

If we are unable to market the installation of our water distribution system we will have no further potential sources of revenue and will be unsuccessful in implementing our business plan. We recently placed into storage the four AquaDuct systems we built.  In order to continue our business, it is necessary that we identify and place our systems in additional key markets this requires capital.  Currently, we have not entered into any agreements for any additional system placements because of the lack of capital.

If we are unable to develop component supplier and assembly agreements we will be unable to manufacture our water distribution systems.  We do not intend to operate any manufacturing facilities but rather intend to establish component supplier agreements and assembly crews.  At this time we have not entered into any agreements for the manufacture of our systems.  There is no assurance that we will be able to successfully negotiate long-term agreements with component suppliers or assemblers at a reasonable price or upon acceptable terms.

 If we are unable to compete in the water distribution industry we will have to abandon our business plan and you may lose your entire investment in S2C.  We operate in the highly competitive area of water distribution. We face intense competition from both major and other independent bottled-water companies in seeking to acquire key markets for distribution. Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated bottling and distributing companies. Many of these companies not only own the natural spring water, but also bottle, distribute and market bottled-water and other products on a regional, national or worldwide basis. These companies may be able to pay more for marketing and may be able to define, evaluate, bid for and install a greater number of water distribution systems than our financial or human resources permit. In addition, such companies may have a greater ability to continue to develop new prototypes for improved distribution systems. Our ability to market and install our water distribution systems in the future will be dependent upon our ability to target key markets, to license our patented systems to other companies and individuals, and to consummate transactions in a highly competitive environment.

The manufacture, licensing, placement and management of water distribution systems involves substantial risks that may result in a total loss of investment. The business of implementing our water distribution systems involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  If any water distribution system that we license or place into service is not productive, we will not recognize any revenue from it.  Our revenue will depend entirely on implementing water distribution systems that are economically productive.

We may suffer losses or incur liability for events that we or the third-party operator of a water distribution system have chosen not to insure against.  Although management believes the third-party operator of any water distribution system in which we may license will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, we may suffer losses from uninsurable hazards or from hazards, which we or the third-party operator have chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, flood or explosion against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage our water distribution systems and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our financial position.

We may be subject to governmental regulations which could adversely affect the cost of our business.  In order to implement our business plan we may be subject to the following jurisdictional regulations:

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

☐

Vending equipment licenses – typically vending equipment is licensed at the state or municipal level and regulated through zoning bylaws as to where the equipment can and cannot be installed.  This will limit availability as to where S2C can install its equipment and may limit access to certain markets.

☐

Food handling regulation – a variety of governmental regulations govern food safety and handling.  For S2C, the prime concern is safe storage of the products it intends to sell in the vending system.  Each of the vending units must be tamper proof and climate controlled to insure safe distribution.

☐

Transportation regulation – various regulations dictate the size of shipments on public highways.  S2C’s Aquaduct vending unit has been designed to comply with North American transport regulation with regard to size and weight so they may be freely shipped to market without restriction.

☐

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

If we are unable to meet the requirements of the above listed jurisdictional requirement we may be unable to provide our water distribution systems at a profit to the Company.

We may not be able to obtain adequate financing to continue our operations. We have relied in the past primarily on the sale of equity capital to fund working capital and the development of our water distribution systems. Failure to generate operating cash flow or to obtain additional financing could result in delay or cause indefinite postponement of future expansion into key markets, development of relationships with third-party licensee prospects with the possible loss of our existing systems. We will require significant additional capital to fund our future activities and to service current and any future indebtedness. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our business.

We may have difficulty managing growth in our business. Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the number of systems we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

- is not listed on a national securities exchange or Nasdaq;

- is listed in "pink sheets" or on the NASD OTC Bulletin Board;

- has a price per share of less than $5.00; and

- is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability;

- delivery of certain information and disclosures to the purchaser; and

- receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance an active market will be made in our stock.  If no active market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

Shares of stock eligible for sale by our stockholders may decrease the price of our stock.  There are, 77,334,599 total shares issued and outstanding. Potentially, all 77,334,599 shares could be sold on the open market, subject to Rule 144 limitations for sales by corporate insiders.  If the shareholders sell substantial amounts of our stock, then the market price of our stock could decrease.

Our officers and directors are limited in the time they can devote to our operations.  If management is unable to devote such time as is adequate to the successful implementation of our business plan, then we will not succeed in our operations. Our officers and directors currently maintain outside employment that is full time, which limits the amount of time they can devote to our operations.  It is expected that our officers and directors will devote approximately 20 hours per week to our business. Further, regulatory requirements of a public company will require management attention to the details of public company governance and compliance that will take time away from S2C’s daily operations. As our only employees, Mr. Bautista and Mr. Dickson are critical to our success.  We do not intend to purchase Key Man Insurance for our officers and directors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has its corporate office located at 105-5119 Beckwith Blvd., San Antonio, TX USA 78249.   We occupy approximately 500 square feet and share common areas as a sub tenant on a lease that expires February 2010 at a cost of $900 per month. The Canadian subsidiary has a lease for warehouse space 12342-82A Ave, Surrey B.C. which was renegotiated through February 2009  We have a lease for one parking stall at each of four locations being Mega Centre Notre Dame, Montréal, Quebec, Strawberry Hill Mall Surrey, British Columbia and Landsdowne Center, Richmond, British Columbia and one in Houston, Texas.

Item 3. Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against S2C Global Systems, Inc. have been threatened. S2C’s Canadian subsidiary received a small claim action regarding a disputed billing this file is now in mediation.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities.

Our common stock is listed on the OTC Bulletin Board under the symbol STWG.  There is currently little or no trading volume for our securities.  As of March 17, 2009, the Company had approximately 125 active and disclosed shareholders owning 77,334,599 shares of its issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2008	High	Low	High	Low

January 3 through March 31.05		.072	.185	.08

April 2 through June 29.131		.07	.14	.08

July 2 through September 28.094		.027	.095	.03

October 1 through December 31.065		.025	.07	.03.

	CLOSING BID		CLOSING ASK
2007	High	Low	High	Low

January 3 through March 31.18		.072	.185	.08

April 3 through June 30.131		.07	.14	.08

July 3 through September 29.094		.027	.095	.03

October 2 through December 29.065		.025	.07	.03

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

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary and Outlook for Fiscal Year 2009

The Company’s mission through 2008 was to establish a non-dilutive, ongoing source of cash flow in order to facilitate the growth of the Company’s water distribution technologies. In late 2007 the Company had established that the sale of Bulk Water might be a source of ongoing cash flow.  It took until the third quarter of 2008 to secure the first bulk water source, the waters for sale at Sitka, Alaska. S2C formed a partnership with True Alaska Bottling Corp.(TAB) in an Alaska State limited liability corporation; Alaska Resource Management LLC (“ARM”). In ARM, TAB vended in their license from the city of Sitka for 3.3 billion gallons annually expandable to over 12 billion gallons and the Company agreed to vend in bulk water buyers. S2C has also loaned fifty-thousand ($50,000) dollars to the minimum required sale under the license.

Management’s time was split between “mothballing” the Aqua Duct technology, pushing forward the sale of bulk water globally and raising capital enough to maintain the company.  The Company placed the four existing AquaDucts in storage to reduce the current operating costs, until the Company has the money to place a minimum of twenty AquaDucts in one market at one time and promote the same. As part of selling the bulk water many of the clients have expressed interest in using the S2C AquaDuct system to distribute the bulk water to consumers.   The known water clients of S2C have all been approached with the details of the source water from Sitka and additional leads are being sought. In total the Company raised over $300,000 for the year.

The start of 2009 has been hampered with the uncertainties of the global financial crisis and the inauguration of a new US president. Many clients took a wait and see attitude before committing resources to the purchase of bulk water and the related systems. Given these restraints S2C will be cautious in its outlook for 2009 assuming at best that possibly only one of the world’s clients for bulk water will step up and contract for our water; that being said to break even this year we need to sell 103 million gallons.  Based on the inquiries and quotations given to date we believe we can exceed our breakeven position and obtain operating status.

Sales & Marketing. We have relied on third party intermediaries for introductions to clients of our bulk water. This process can work however it leaves us out of touch with our potential clients and their needs. The Company is now contacting directly potential governments and industries to develop the necessary contacts and sales relationships. We expect to sell out the existing water license over the next two years and an additional forty (40) billion gallons annually.

There are no direct sales efforts other than our website for the distribution technology however all presentations for the bulk water that require distribution of the water in a packaged format for drinking include the Aqua Duct.

Investor Relations.  The Company now has 77,334,599 shares issued and outstanding of which approximately half are on deposit and free trading.   The shares currently trade daily in the three to four cent range providing the Company with a market capitalization of two million seven hundred thousand ($2,700,000) dollars.

Investor relations are conducted by the CEO, CFO or President . We maintain open communications with our shareholders  talking with them  and keeping them informed about the progress of the company. Informational press releases are disseminated through wire services in a timely manner and the website is updated to present as much information about the company as is practical. No investor relations firms are currently under contract or contemplated rather the Company is now focusing its efforts on broker by broker relationships throughout the United States.

Finance and Administration. The Company has continued to keep its overhead costs to a minimum while it looks to finalize sales of its bulk water to generate the necessary cash flow to be an operating company.  As part of establishing the Company as an operating company the Company has identified that its markets will be best served from the United States. The company moved its head office to San Antonio, Texas effective September 13, 2008.  As part of this process a new Chief Financial Officer was engaged based in New York state effective in July 2008 and on September 14, 2008 a new CEO, Alejandro Bautista,  was appointed .

Conclusion  The Company is at the transition point of going from a development stage company to an operating stage company, however significant cash needs to be generated to complete this process, the sale of bulk water will accomplish this for the Company. The Company has created opportunities both domestically and internationally that will establish S2C Global as a leader in both bulk water sales and retail distribution technologies specifically as they relate to bottled water.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this filing.  This filing contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position.  You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this filing identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Period from December 31, 2007 to December 31, 2008

Revenues.  The Company generated $271 in sales revenue for the twelve months ended December 31, 2008 compared to $988 for the same period in 2007.

Total Operating Expenses

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $ 1,144,375 in the twelve months ended December 31, 2007 to $653,344 in the twelve months ended December 31, 2008. The decrease in general and administrative expenses primarily was driven by decreased management and consulting expense and decreased repairs.

Loss from Operations

Our loss from operations was ($940,376) for the twelve months ended December 31, 2008 while our loss from operations was ($879,217) for the twelve months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2007 and for the twelve months ended December 31, 2008. Our principal liabilities at December 31, 2008 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($289,142) for the twelve months ended December  31, 2008 compared with net cash used in operating activities of ($438,342) for the twelve  months ended December 31, 2007. Net cash provided by financing activities was $523,695 in the twelve months ended December 31, 2007 compared with $315,683 of cash provided by financing activities in the twelve months ended December  31, 2008. The cash provided by financing activities in the twelve months ended December 31, 2008 was $5,911 from loans, $26,352 from convertible notes, $175,000 from the sale of future earnings and $120,000 from the sale of shares. In the twelve months ended December 31, 2007, financing activities raised $65,087 from a loan payable and $520,500 from the sale of shares while repaying a demand note of $61,892.

We expect our future liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next 6 months to be met by raising capital. Since the cash generated from our operations is insufficient to satisfy our cash needs, we are required to raise additional capital. Because we will raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See Financial Statements following the signature page of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

By action of the Registrant's Board of Directors on March 9, 2009, MacKay LLP, Independent Registered Public Accounting Firm, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Registrant's financial statements, was dismissed.

On March 9, 2009, the Board of Directors of the Registrant approved the engagement of Pritchett, Siler & Hardy, PC, Certified Public Accountants, as the new independent registered public accounting firm.

During the fiscal year ended December 31, 2008 and the subsequent interim periods until the change, there were no disagreements with MacKay LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MacKay LLP would have caused them to make reference in connection with their report to the subject matter of the disagreement, and MacKay LLP has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of independent registered public accounting firm of MacKay LLP as of and for the year ended December 31, 2007, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a "going concern" modification.

During the year ended December 31, 2008, and through March 9, 2009, the Company did not consult with Pritchett, Siler & Hardy, PC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

None.

Item 9A(T). Controls and Procedures.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment,our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter of 2008 has been disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Alejandro Bautista	52	Chief Executive Officer,	February 2005
		President and Director

Joe Dickson	53	Chief Financial Officer	July 2008
		and Director

Tina VanderHeyden	54	Director	October 2006

Mark Lambert	53	Director	October 2006

Our director and executive officer has not, during the past five years:

     o    had any bankruptcy petition filed by or against any business of which  such individual was a general partner or executive officer, either at  the time of the bankruptcy or within two years prior to that time,

     o    been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

     o    been subject to any order, judgment or decree, not subsequently  reversed, suspended or vacated, of any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of  business, securities, futures, commodities or banking activities; or  been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Business Experience

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

Joseph F Dickson, Chief Financial Officer and Director, 53 years of age: Joseph Dickson is and will continue as the Chief Operating Officer of Innovation Fuels, Inc out of Albany, NY leading the company’s bio-diesel plant operation and project development efforts since Sept. 2007. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 30 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

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

Significant Employees Who Are Not Executive Officers

None.

Family Relationships

There are no family relationship between the members of our board of directors.

Audit Committee and Audit Committee Financial Expert

Upon establishing S2C Global as an operating company our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we have not commenced significant operations to date, our Board of Directors is still in the process of finding an "audit committee financial expert" (as defined in Regulation S-K) and directors that are "independent" (as that term is used in Section 10A of the Securities Exchange Act).

Audit Committee

Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.

Other Committees of the Board

Compensation Committee. Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.

Code of Ethics We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is filed as an exhibit to this report.

Item 11. Executive Compensation.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roderick Bartlett, CEO	2006	-0-	-0-	140,000	-0-	-0-	-0-	-0-	140,000
	2007	-0-	-0-	152,000	-0-	-0-	-0-	-0-	152,000
	2008	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Harold Forzley, CFO	2006	-0-	-0-	70,000	-0-	-0-	-0-	-0-	70,000
	2007	-0-	-0-	120,000	-0-	-0-	-0-	-0-	120,000
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

NAME	NUMBER OF SHARES RECEIVED

Roderick Bartlett	75,000
Harold Forzley	75,000

Alejandro Bautista	100,000

Tina VanderHeyden	100,000

Mark Lambert	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The following table sets forth as of March 17, 2009, the name and the number of shares of the Registrant’s Common Stock, par value .001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 77,334,599 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Roderick Bartlett (1) (3)	0	0%
	12342 82A Ave.
	Surrey, BC Canada V3W 0L6
Common	Joe Dickson (1) (3)	600,000.78%
	2345 Tucker Rd.
	New Woodstock, NY

Common	Harold Forzley (1)	3,753,000	4.87%
	520-700 West Pender
	Vancouver, BC
	V6E 4A2

Common	Alejandro Bautista (2)	2,620,313	3.40%
	40 Eton Green
	San Antonio, Tx
	78257

Common	Tina VanderHayden (2)	275,000	0.36%
	235 St. Clair Avenue West
	Ste. 507
	Toronto On M4V 1R4

Common	Mark Lambert (2)	125,000	0.16%
	1451 Santa Fe Dr.
	Encinitas, CA 92024

Total Officer and Directors as		7,373,313	9.56%
A Group – Five people

(1) Officer and director.

(2) Director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

S2C borrowed a total of $87,907.41 under convertible notes from 0685797 BC Ltd., d/b/a Trigate Financial Corporation, a company 50% owned and controlled by our former President, Mr. Roderick Bartlett and 50% owned and controlled by a shareholder, Cameron King.  The notes are unsecured and bear interest at a rate of 15% per annum.  Prior to December 31, 2006, the notes were convertible into shares of common stock of the Company at a rate of $.10.  The conversion feature of the notes has expired as at December 31 2006 and they are no longer convertible. The company has also borrowed money under Demand Promissory Notes for $81,673.77 that accrues interest at 12% per annum.  These notes were settled in July 2007 with the issuance of common stock.

At December 31, 2008 there was a total of $150,876 (2007 – $68,550) included in accounts payable for amounts owing to companies controlled by current and former directors of the Company.

Item 14. Principal Accounting Fees and Services.

There were no fees for services billed by Pritchett, Siler, & Hardy in 2008 & 2007

The fees for services billed by Mackay LLP to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2008	December 31, 2007

Audit Fees	$24,000	$20,000

Audit-Related Fees	$13,300	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$37,300	$20,000

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Audit Committee Pre Approval Policies and Procedures

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited consolidated financial statements are included on the pages indicated:

F-1    Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-2    Consolidated Balance Sheet as of December 31, 2008 and 2007

F-3    Consolidated Statements of Operations  for the years ended December 31, 2008 and  2007

F-4       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008 and 2007

F-5       Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6       Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

* Incorporated by reference.

**The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S2C GLOBAL, INC.

By /s/ Alejandro Bautista

CEO and President

Date April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Alejandro Bautista

CEO, President and Director

Date April 15, 2009

By /s/ Joe F. Dickson

CFO and Director

Date April 15, 2009

By /s/ Tina VanderHeyden

Director

Date April 15, 2009

By /s/ Mark Lambert

Director

Date April 15, 2009

S2C GLOBAL SYSTEMS, INC.

 (A Development Stage Enterprise)

Consolidated Financial Statements

(Presented in US dollars)

December 31, 2008

_________________________________________________________________________________________________

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Financial Statements

(Presented in US dollars)

_________________________________________________________________________________________________

December 31, 2008

_________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

S2C Global Systems, Inc. & Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of S2C Global Systems, Inc. and Subsidiaries [a development stage company] as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and for the period from inception on May 6, 2004 through December 31, 2008. S2C Global Systems, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of S2C Global Systems, Inc., Inc. & Subsidiary for the period from inception on May 6, 2004 through December 31, 2007 were audited by other auditors whose report, dated April 10, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of December 31, 2007 reflect an accumulated deficit of $3,132,098.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S2C Global Systems, Inc. and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008 and for the period from inception on May 6, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming S2C Global Systems, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the financial statements, S2C Global Systems, Inc. and Subsidiaries has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of

S2C Global Systems, Inc.

(a Development Stage Enterprise)

Vancouver, Canada

We have audited the consolidated balance sheet of S2C Global Systems, Inc. (a development stage enterprise) as at December 31, 2007, and the consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2007 and cumulative from inception on May 6, 2004 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and cumulative from incorporation on May 6, 2004 to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

/s/ MacKay LLP

Vancouver, Canada.

April 10, 2008

Chartered Accountants

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Presented in US dollars)
	December 31,
	2008	2007
ASSETS
Current
Cash	$8,077	$10,287
Accounts receivable	14,899	-
Due from government agencies	66	13,186
Prepaid expenses	6,016	1,479
Advances to related party	985	-

	30,043	24,952

Investment in and advances to joint venture (Note 3)	21,217	-

Equipment (Note 4)	13,160	320,160

	$64,420	$345,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities (Note 14)	$227,988	$253,007
Accounts payable and accrued liabilities - Related party	150,439	-
Loans payable (Note 5)	10,974	16,557
Loans payable - Related party	11,494	-
Demand promissory notes - Related party (Note 6)	13,497	25,077
Convertible promissory notes (Note 7)	27,532	24,238
Sale of future earnings (Note 8)	175,000	-

	616,924	318,879

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value77,334,599 (2007 - 66,472,452) shares outstanding (Note 9)	77,334	66,472
Additional paid-in capital	3,442,636	3,091,859
Deficit accumulated during the development stage	(4,072,474)	(3,132,098)

	(552,504)	26,233

	$64,420	$345,112

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements Of Operations
(Presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007

Sales	$1,848	$271	$988

Cost of sales	692	-	196

Gross profit	1,156	271	792

General and administrative expenses	4,063,233	653,344	1,144,375

Loss on impairment of property and equipment	282,520	282,520	-

Loss before other income	(4,344,597)	(935,593)	(1,143,583)

Other income
Forgiveness of debt	275.564	-	264,366
Interest earned	1,342	-	-
Loss from joint venture	(4,783)	(4,783)	-
	272,123	(4,783)	264,366

Net and comprehensive loss	$(4,072,474)	$(940,376)	$(879,217)

Weighted average number of shares outstanding - basic and diluted		71,984,348	54,086,736

Loss per share - basic and diluted		$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement Of Stockholders' Equity (Deficit)
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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement Of Stockholders' Equity (Deficit)
(Presented in US dollars)
				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued pursuant to management and
consulting agreements at $0.08 per share	2,950,000	2,950	233,050	-	236,000
Issued for services at $0.10 per share	450,000	450	44,550	-	45,000
Issued for services at $0.12 per share	120,000	120	14,280	-	14,400
Issued for services at $0.13 per share	90,000	90	11,610	-	11,700
Issued for cash at $0.05 per share	7,800,000	7,800	382,200	-	390,000
Issued upon conversion of convertible
debt at $0.10 per share (Note 6)	1,117,540	1,118	110,636	-	111,754
Issued in settlement of debt at $0.10
per share	1,018,415	1,018	100,824	-	101,842
Issued for services at $0.13 per share	100,000	100	12,900	-	13,000
Issued pursuant to management and
consulting agreements at $0.08 per share	1,350,000	1,350	106,650	-	108,000
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.035 per share	100,000	100	3,400	-	3,500
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for services at $0.05 per share	200,000	200	9,800	-	10,000
Issued for cash at $0.035 per share	1,000,000	1,000	34,000	-	35,000
Issued for cash at $0.052 per share	1,357,125	1,357	69,143	-	70,500
Issued pursuant to management and
consulting agreements at $0.08 per share	1,100,000	1,100	86,900	-	88,000
Issued pursuant to management and
consulting agreements at $0.13 per share	90,000	90	11,610	-	11,700
Issued pursuant to management and
consulting agreements at $0.034 per share	850,000	850	28,050	-	28,900
Issued pursuant to management and
consulting agreements at $0.05 per share	25,000	25	1,225	-	1,250
Net loss for the year	-	-	-	(879,217)	(879,217)

Balance, December 31, 2007	66,472,452	66,472	3,091,859	(3,132,098)	26,233

Issued for services at $0.035 per share	200,000	200	6,800	-	7,000
Issued for services at $0.0499 per share	300,000	300	14,670	-	14,970
Issued for services at $0.047 per share	250,000	250	11,500	-	11,750
Issued for cash at $0.036 per share	555,000	555	19,445	-	20,000
Issued upon conversion of convertible
debt at $0.10 per share (Note 7)	60,255	60	5,965	-	6,025
Issued for services at $0.05 per share	500,000	500	24,500	-	25,000
Issued for cash at $0.0256 per share	195,313	195	4,805	-	5,000
Issued for services at $0.026 per share	146,579	147	3,664	-	3,811

Issued for services at $0.03 per share	1,150,000	1,150	33,350	-	34,500
Issued for employee incentive at $0.02 per
share	125,000	125	2,375	-	2,500

Continued…

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement Of Stockholders' Equity (Deficit)
(Presented in US dollars)

				Deficit
				Accumulated
				During the
	Number of		Additional	Development
	shares	Par value	Paid-in Capital	Stage	Total

Issued for services at $0.027 per share	100,000	100	2,600	-	2,700
Issued for services at $0.029 per share	80,000	80	2,240	-	2,320
Issued for cash at $0.012 per share	1,666,000	1,666	18,334	-	20,000
Issued upon conversion of convertible
debt at $0.07 per share (Note 7)	245,000	245	19,948	-	20,193
Issued for services at $0.037 per share	1,400,000	1,400	50,400	-	51,800
Issued for services at $0.032 per share	300,000	300	9,300	-	9,600
Issued for services at $0.02 per share	150,000	150	2,850	-	3,000
Issued for services at $0.026 per share	65,000	65	1,625	-	1,690
Issued for services at $0.033 per share	400,000	400	12,800	-	13,200
Issued for services at $0.02 per share	349,000	349	6,631	-	6,980
Issued for services at $0.02 per share	100,000	100	1,900	-	2,000
Issued for cash at $0.04 per share	1,250,000	1,250	48,750	-	50,000
Issued for services at $0.01 per share	250,000	250	1,250	-	1,500
Issued for services at $0.02 per share	125,000	125	2,375	-	2,500
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.032 per share	300,000	300	9,300	-	9,600
Issued for services at $0.09 per share	100,000	100	8,900	-	9,000
Net loss for the year	-	-	-	(940,376)	(940,376)

Balance, December 31, 2008	77,334,599	$77,334	$3,442,636	$ (4,072,474)	$(552,504)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Presented in US dollars)
	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2008	2007
Cash provided by (used in):

Operating Activities
Net loss for the period	$(4,072,474)	$(940,376)	$(879,217)
Adjustments to reconcile net loss to
cash provided by operating activities
Amortization	90,703	26,247	31,481
Shares issued for management and consulting	1,922,671	215,421	594,950
Forgiveness of debt	(275,564)	-	(264,366)
Unrealized foreign exchange loss (gain)	71,393	-	36,072
Interest accrued	3,159	3,159	-
Loss on impairment of property and equipment	282,520	282,520	-
Loss from joint venture	4,783	4,783	-
Changes in operating assets and liabilities
Receivables	(14,965)	(1,779)	(13,186)
Prepaid expenses	(6,016)	(4,537)	(1,479)
Accounts payable and accrued liabilities	525,346	125,420	57,403
	(1,468,444)	(289,142)	(438,342)
Investing Activities
Advances to joint venture	(26,000)	(26,000)	-
Purchase of equipment	(239,050)	(1,766)	(79,727)
Advances to related party	(985)	(985)	-

	(266,035)	(28,751)	(79,727)

Financing Activities
Loans payable	86,398	5,911	65,087
Demand promissory notes issued (repaid)	8,202	(11,580)	(61,892)
Convertible notes issued	233,785	26,352	-
Sale of future earnings	175,000	175,000	-
Shares issued for cash	1,239,171	120,000	520,500
	1,742,556	315,683	523,695
Net increase in cash during the development stage	8,077	(2,210)	5,626
Cash, beginning of period	-	10,287	4,661
Cash, end of period	$8,077	$8,077	$10,287

Supplemental cash flow information
Interest paid	$-	$4,598	-
Income taxes paid	$-	$-	-

Non-cash financing and investing activities
Shares issued for accounts payable	$22,125	$-	$37,912
Shares issued for promissory notes	$98,166	$26,218	$111,754
Shares issued for loans	$-	$-	$63,930
Shares issued for services	$215,421	$215,421	$-

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

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

S2C Global Systems Inc. (“S2C Canada”) was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system for sales in Canada.

S2C Global Systems USA, Inc. (“S2C USA”) was incorporated on November 27, 2006 in the State of Nevada.  The main business is the marketing of the Company’s water dispensing and recycling system for sales in the USA.

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

2.

Significant Accounting Policies

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

(Presented in US dollars

December 31, 2008

2.

Significant Accounting Policies (continued)

d)

Equipment

Equipment is recorded at historical cost and depreciated over its estimated useful lives in accordance with generally accepted accounting principles.

The company accounts for impairment of long-lived assets in accordance with SFAS No. 144, which requires that an impairment loss be recorded when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows.  During the current year, the Company has recorded an impairment loss of $282,520 on vending equipment with a historical cost of $361,844.

Depreciation expense for the year 2008 was $26,247.

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

g)

Financial instruments and fair value measurements

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

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

(Presented in US dollars

December 31, 2008

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

j)

Stock-Based Compensation

The Company accounts for stock-based awards using the fair-value method as determined by the Black-Scholes option pricing model.  Awards that the Company has the ability to settle with stock are recorded as equity, whereas awards that the Company is required to settle or has the practice of settling in cash are recorded as liabilities.  Compensation expense is recognized in the statement of operations over the vesting period.

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

m)

Accounts receivable

The Company records accounts receivable at the lower of cost or fair market value.  Management of the Company determines the allowance for doubtful accounts by using historical experience and future expectations applied to aging accounts.  Management determined that no allowance for doubtful accounts was required at December 31, 2008 and 2007.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

3.

Investment in joint venture

During the current year, the Company formed a 50% owned joint venture, Alaska Resources & Management LLC, (“ARM”) a limited liability company pursuant to the Alaska Limited Liability Company Law.  ARM had no operations other than its initial organization and incurring legal expenses of $9,565.  True Alaska Bottling Corporation (“TAB”) holds 42.5% of ARM, and has contributed a Bulk Water Agreement with the City of Sitka, Alaska.  The Company has agreed to use its best efforts to sell the Bulk Water available under this agreement.

As at December 31, 2008, the Company has advanced $26,000 to ARM.  The Company accounts for the joint venture using the equity method.  The Company recognized its share of the loss during 2008, which was $4,783.

4.

Equipment

December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,330	$ 280
Bottles	21,929	9,049	12,880
Vending equipment	–	–	–

	$ 24,539	$ 11,379	$ 13,160

	December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,100	$ 510
Bottles	21,681	5,861	15,820
Vending equipment	360,325	56,495	303,830

	$ 384,616	$ 64,456	$ 320,160

5.

Loans Payable

The Company is indebted to various parties for short term loans amounting to $22,468 (2007 – $16,557), which are due on demand, unsecured, and with interest accrued annually.  Of the loans payable, two loans totalling $11,494 are due to current and former officers.  The amount reported includes accrued interest of $973.

6.

Demand Promissory Notes

At December 31, 2008, the Company is liable for two promissory notes in the amounts of $6,500 and $5,673 due to a company controlled by the president of S2C Canada and S2C USA, which are due on demand, and bear interest at 12% per annum.  The amount reported includes accrued interest of $1,324.

7.

Convertible Promissory Notes

a)

On August 10, 2006, the Company issued one unsecured convertible promissory note for $5,000, bearing interest at a rate of 15% per annum which was originally due on August 10, 2007 and was subsequently extended to August 10, 2008. The note, including accrued interest of $1,750 was converted on August 10, 2008 into 95,000 units with each unit consisting of one share of the Company’s common stock valued at $0.07 per share and a one year share purchase warrant with an exercise price of $0.30.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

7.

Convertible Promissory Notes (continued)

b)

On August 10, 2006, the Company issued one unsecured convertible promissory note for $10,000, bearing interest at a rate of 15% per annum which was originally due on August 21, 2007 and was subsequently extended to August 21, 2008. The note, including accrued interest of $3,442 was converted on August 20, 2008 into 150,000 units with each unit consisting of one share of the Company’s common stock valued at $0.07 per share and a one year share purchase warrant with an exercise price of $0.30.

c)

During the year ended December 31, 2004, the Company issued one unsecured convertible promissory note for $45,000. Prior to December 31, 2005 the note was convertible at a rate of one common share for each $0.01 of principal and accrued interest; however on November 8, 2005 the conversion term was changed to $0.10 of principal and accrued interest, this option was not exercised.  The note bears interest at a rate of 15% per annum and was due on December 31, 2006.  As the market price of the shares was less than the conversion price on the date of the amendment no value was allocated to the conversion feature. During the 2007 fiscal year, $38,974 of the note was converted into common shares with the balance of $6,025 converted in January 2008.

d)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 15% per annum and is due on August 31, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature.  At December 31, 2008 accrued interest was $251.

e)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,852.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on August 1, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At December 31, 2008 accrued interest was $410.

f)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $2,500.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on June 11, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At December 31, 2008 accrued interest was $139.

g)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on August 6, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At December 31, 2008 accrued interest was $201.

h)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $4,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on July 21, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At December 31, 2008 accrued interest was $179.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

8.

Sale of Future Earnings

During the current year, the Company entered into four agreements whereby the Company agreed to sell an aggregate 17.5% interest in the future net earnings from the sale of bulk water, which is subject to the agreement with Alaska Resource and Management, LLC (note 16), in exchange for aggregate cash proceeds of $175,000.  The amount payable by the Company under these agreements is limited to $3,500,000.  Details of each agreement are as follows:

Proceeds	Interest	Minimum Payment	Maximum Payment
$ 50,000	5%	$ 50,000	$ 1,000,000
50,000	5%	50,000	1,000,000
50,000	5%	50,000	1,000,000
25,000	2.5%	25,000	500,000
$ 175,000	17.5%	$ 175,000	$ 3,500,000

The term of each agreement ends upon one of the following events:

i.

The buyer receiving the maximum payment;

ii.

The Water License being terminated and the buyer having received at least the minimum payment; or

iii.

The Water License being terminated; the buyer having received less than the minimum payment, and the Company issuing common stock, equal to the minimum payment less any payments made to date, valued using the closing price of the Company’s stock on the date of termination of the Water License.

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

(Presented in US dollars

December 31, 2008

9.

Common Shares (continued)

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

On September 29, 2006, the Company issued 171,526 common shares in exchange for a convertible promissory note in the principal amount of $15,000 that was due on September 1, 2006 as full settlement including interest.  The shares were valued at $0.10 per share.

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

(Presented in US dollars

December 31, 2008

9.

Common Shares (continued)

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

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

9.

Common Shares (continued)

On June 29, 2007, the Company issued 1,117,540 common shares in exchange for two convertible promissory notes in the principal amounts of $45,000 and $46,930 that were due on September 30, 2007 including interest. The shares were valued at $0.10 per share.

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

(Presented in US dollars

December 31, 2008

9.

Common Shares (continued)

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

On August 9, 2008, the Company issued 95,000 common shares for convertible promissory notes in the amount of $6,650 valued at $0.07 per share.

On August 11, 2008, pursuant to compensation agreements dated July 2, 2008 and August 11, 2008, the Company issued 1,400,000 common shares at a value of $0.037 per share.

On August 11, 2008, pursuant to a compensation agreement dated July 11, 2008, the Company issued 300,000 common shares at a value of $0.032 per share to an individual who is an officer and director of the Company.

On August 11, 2008, pursuant to a compensation agreement dated April 1, 2008, the Company issued 150,000 common shares at a value of $0.02 per share.

On August 20, 2008, the Company issued 150,000 common shares for convertible promissory notes in the amount of $10,500 valued at $0.07 per share.

On September 2, 2008, pursuant to a compensation agreement dated September 2, 2008, the Company issued 65,000 common shares at a value of $0.026 per share.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

9.

Common Shares (continued)

On September 2, 2008, pursuant to a compensation agreement dated September 2, 2008, the Company issued 400,000 common shares at a value of $0.033 per share.

On September 2, 2008, pursuant to a compensation agreement dated April 1, 2008, the Company issued 349,000 common shares at a value of $0.02 per share.

On September 2, 2008, pursuant to a compensation agreement dated July 7, 2008, the Company issued 100,000 common shares at a value of $0.02 per share.

On September 30, 2008, pursuant to compensation agreements dated July 7, 2008, the Company issued 250,000 common shares at a value of $0.01 per share.

On September 30, 2008, the Company issued 1,250,000 common shares for cash proceeds pursuant to a private placement agreement at $0.04 per share.

On September 30, 2008, pursuant to a compensation agreement dated April 1, 2008, the Company issued 125,000 common shares at a value of $0.02 per share.

On October 13, 2008, pursuant to a private placement agreement, the Company issued 500,000 common shares for cash proceeds of $0.05 per share.

On October 15, 2008, pursuant to a compensation agreement dated July 11, 2008, the Company issued 300,000 common shares at a value of $0.032 per share to the Company’s chief financial officer.

On October 15, 2008, pursuant to a compensation agreement dated October 1, 2008, the Company issued 100,000 common shares at a value of $0.09 per share.

10.

Warrants

As at December 31, 2008, the Company had 745,000 (2007 – 16,600,000) warrants outstanding entitling the holders the right to purchase one common share for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

95,000	$0.30	August 10,2009
150,000	$0.30	August 20,2009
500,000	$0.15	September 28, 2009

745,000

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at December 31, 2008 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$6,369	$7,757
Receivables	$15,950	$19,427
Accounts payable	$128,300	$156,270
Loans payable	$12,467	$15,185
Demand promissory notes	$5,673	$6,910
Convertible notes	$17,964	$21,880

As at December 31, 2008 CDN dollar amounts were converted at a rate of $1.218 Canadian dollars to $1.00 US dollar.

12.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2008	December 31, 2007

Loss before income taxes	$(940,376)	$(879,217)

Income tax recovery at statutory rates	(141,056)	(131,883)
Adjustment for varying tax jurisdiction	(131,766)	(36,618)
Non-deductible items for tax purposes	32,313	90,609
Unrecognized benefit of losses and tax pools	240,509	77,892
	$-	$-

The significant components of the Company’s future income tax assets are as follows:

	December 31, 2008	December 31, 2007

Future income tax assets
Non-capital losses available for future periods	$424,000	$348,000
Property and equipment	108,000	1,000
Other	76,000	76,000
	608,000	425,000
Valuation allowance	(608,000)	(425,000)
	$-	$-

At December 31, 2008 the Company has available net operating losses of approximately $1,579,000 (2007 – $1,185,000) which may be carried forward to apply against future income.  These losses will expire commencing in 2014 through 2028.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to uncertainty as to their realization.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

13.

Commitments

The Company is committed to the following:

a)

The Company is committed to pay rent for premises at $3,890 per month through to February 2010.

b)

Effective April 1, 2008 through March 31, 2009, the Company entered into an agreement with Steven Van deVenter to assist the Company with business development, for consideration of 1,000,000 common shares of the Company (issued) valued at $0.03 per share.

c)

Effective July 11, 2008 through June 30, 2009, the Company entered into an agreement with Joe Dickson to act as chief financial officer of the Company, for consideration of 1,200,000 common shares of the Company valued at $0.032 per share, to be issued as follows: 300,000 within 10 days of the execution of the agreement (issued), 300,000 on October 11, 2008 (issued), 300,000 on January 11, 2009, and 300,000 on April 11, 2009.  In addition, Mr. Dixon will be entitled to receive commission on capital raised for the Company at a rate of 8% on equity capital, and 1.5% on debt capital.

14.

Related Party Transactions

The related party transactions are as described in Notes 5, 6 and 13. At December 31, 2008 there was a total of $150,439 (2007 – $68,550) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

At December 31, 2008 there was a total of $15,884 for amounts receivable for rent from companies controlled by current and former directors of the Company.

15.

Segmented Information

Details on a geographic basis as at December 31 are as follows:

	December 31, 2008	December 31, 2007
Total Assets
USA	$ 28,734	$ 14,182
Canada	35,686	330,930
Total	$ 64,420	$ 345,112

Total Equipment
USA	$ 4,308	$ 14,182
Canada	8,852	305,978
Total	$ 13,160	$ 320,160

Net and Comprehensive Loss
USA	$ 249,542	$ 623,680
Canada	690,834	255,537
Total	$ 940,376	$ 879,217

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

(Presented in US dollars

December 31, 2008

16.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”), which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  SFAS 163 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

17.

Subsequent Events

a)

On January 12, 2009 the Company loaned an additional $24,000 to its joint venture, Alaska Resources & Management LLC.

b)

On March 20, 2009 the Company issued an additional 1,525,000 shares of common stock to its Chief Executive Officer and members of the board of directors for services.