Form 10-Q
period 2009-03-31
S2C GLOBAL SYSTEMS, INC.
filed 2009-05-20
CIK 1338629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X    Yes           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     .

Accelerated filer     .

Non-accelerated filer       (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes   X  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009 there were 78,859,599 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2009

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations	7

Condensed Consolidated Statements of Cash Flows	8

Notes to the Condensed Consolidated Financial Statements	9 - 14

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current
Cash	$1,922	$8,077
Accounts receivable	1,446	14,899
Due from government agency	-	66
Prepaid expenses	1,500	6,016
Advances to related party	-	985

	4,868	30,043

Investment in and advances to joint venture	29,738	21,217

Equipment	12,484	13,160

	$47,090	$64,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$188,353	$227,988
Accounts payable and accrued liabilities - Related party	140,965	150,439
Due to government agency	373	-
Loans payable	16,158	10,974
Loans payable - Related party	11,099	11,494
Demand promissory notes - Related party	8,065	13,497
Convertible promissory notes	28,200	27,532
Sale of future earnings	199,000	175,000

	592,213	616,924

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
78,859,599 (2008 - 77,334,599) shares outstanding	78,859	77,334
Additional paid-in capital	3,508,361	3,442,636
Deficit accumulated during the development stage	(4,132,343)	(4,072,474)

	(545,123)	(552,504)

	$47,090	$64,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Three months ended
	March 31,	March 31,
	2009	2009	2008

Sales	$1,848	$-	$128

Cost of sales	692	-	-

Gross profit	1,156	-	128

General and administrative expenses	4,049,143	43,134	118,730

Loss on impairment of property and equipment	282,520	-	-

Loss before other income (expense)	(4,330,507)	(43,134)	(118,602)

Other income (expense)
Forgiveness of debt	275,564	-	-
Interest earned	1,342	-	-
Interest expense	(58,480)	(1,256)	-
Loss from joint venture	(20,262)	(15,479)	-
	198,164	(16,735)	-

Net and comprehensive loss	$(4,132,343)	$(59,869)	$(118,602)

Weighted average number of shares outstanding - basic and diluted		77,520,988	68,006,876

Loss per share - basic and diluted		$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Three months ended
	March 31,	March 31,
	2009	2009	2008
Operating Activities
Net loss for the period	$(4,132,343)	$(59,869)	$(118,602)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation	91,379	676	8,464
Shares issued for management and consulting	1,989,921	67,250	58,720
Forgiveness of debt	(275,564)	-	-
Unrealized foreign exchange loss (gain)	71,188	(205)	(8,091)
Interest accrued	4,435	1,276	-
Loss on impairment of property and equipment	282,520	-	-
Loss from joint venture	20,262	15,479	-
Changes in operating assets and liabilities
Receivables	(1,446)	13,519	7,640
Prepaid expenses	(1,500)	4,516	51
Accounts payable and accrued liabilities	476,237	(49,109)	15,632
Net cash used by operating activities	(1,474,911)	(6,467)	(36,186)

Investing Activities
Advances to joint venture	(50,000)	(24,000)	-
Purchase of equipment	(239,050)	-	(868)
Advances (to) from related party	-	985	-
Net cash used by investing activities	(289,050)	(23,015)	(868)

Financing Activities
Loan proceeds	91,398	5,000	7,082
Demand promissory notes issued (repaid)	2,529	(5,673)	-
Convertible notes issued	233,785	-	-
Sale of future earnings	199,000	24,000	-
Shares issued for cash	1,239,171	-	20,000
Net cash provided by financing activities	1,765,883	23,327	27,082

Net increase in cash during the development stage	1,922	(6,155)	(9,972)

Cash, beginning of period	-	8,077	10,287

Cash, end of period	$1,922	$1,922	$315

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$68,125	$46,000	$-
Shares issued for promissory notes	$98,166	$-	$6,025
Shares issued for services	$236,671	$21,250	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

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

2.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008.  The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

3.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)") which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard has not had any effect on the Company's financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  The adoption of this standard has not had any effect on the Company's financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of this standard has not had any effect on the Company's financial position, results of operations or cash flows.

4.

Investment in joint venture

During the 2008 fiscal year, the Company formed a 50% owned joint venture, Alaska Resources & Management LLC, (“ARM”) a limited liability company pursuant to the Alaska Limited Liability Company Law.  True Alaska Bottling Corporation (“TAB”) holds 42.5% of ARM, and has contributed a Bulk Water Agreement with the City of Sitka, Alaska.  The Company has agreed to use its best efforts to sell the Bulk Water available under this agreement.

As of March 31, 2009, the Company has advanced $50,000 to ARM.  The Company accounts for the joint venture using the equity method.  The Company recognized its share of the loss during the three months ended March 31, 2009, which was $15,479.

5.

Equipment

March 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,361	$ 249
Bottles	21,929	9,694	12,235

	$ 24,539	$ 12,055	$ 12,484

December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,330	$ 280
Bottles	21,929	9,049	12,880

	$ 24,539	$ 11,379	$ 13,160

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

6.

Loans Payable

The Company is indebted to various parties for short-term loans amounting to $27,257 (2008 – $22,468), which are due on demand, unsecured, and with interest accrued annually.  Two of the loans totaling $11,099 are due to current and former officers.  The amount reported includes accrued interest of $1,159.

7.

Demand Promissory Notes

At March 31, 2009, the Company is liable for a promissory note in the amount of $6,500 and due to a company controlled by the president of S2C Canada and S2C USA, which is due on demand, and bears interest at 12% per annum.  The amount reported includes accrued interest of $1,565.

8.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 15% per annum and is due on August 31, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature.  At March 31, 2009 accrued interest was $436.

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,852.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on August 1, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At March 31, 2009 accrued interest was $653.

c)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $2,500.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on June 11, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At March 31, 2009 accrued interest was $201.

d)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on August 6, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At March 31, 2009 accrued interest was $325.

e)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $4,000.  The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest.  The note bears interest at a rate of 10% per annum and is due on July 21, 2009.  As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At March 31, 2009 accrued interest was $277.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

9.

Sale of Future Earnings

The Company has entered into five agreements whereby the Company has agreed to sell an aggregate 19.9% interest in the future net earnings from the sale of bulk water, which is subject to the agreement with Alaska Resource and Management, LLC (note 4), in exchange for aggregate cash proceeds of $199,000.  The amount payable by the Company under these agreements is limited to $3,980,000.  Details of each agreement are as follows:

Proceeds	Interest	Minimum Payment	Maximum Payment
$ 50,000	5%	$ 50,000	$ 1,000,000
50,000	5%	50,000	1,000,000
50,000	5%	50,000	1,000,000
25,000	2.5%	25,000	500,000
24,000	2.4%	24,000	480,000
$ 199,000	19.9%	$ 199,000	$ 3,980,000

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

10.

Warrants

As at March 31, 2009, the Company had 745,000 (2008 – 745,000) warrants outstanding entitling the holders the right to purchase one share of common stock for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

95,000	$0.30	August 10, 2009
150,000	$0.30	August 20, 2009
500,000	$0.15	September 28, 2009

745,000

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of March 31, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$962	$1,214
Accounts payable	$125,626	$158,459
Loans payable	$11,099	$14,000

As of March 31, 2009 CDN dollar amounts were converted at a rate of $1.2614 Canadian dollars to $1.00 US dollar.

12.

Commitments

The Company is committed to the following:

a)

The Company is committed to pay rent for premises at $3,890 per month through February 2010.

b)

Effective July 11, 2008 through June 30, 2009, the Company entered into an agreement with Joe Dickson to act as chief financial officer of the Company, for consideration of 1,200,000 common shares of the Company valued at $0.032 per share, to be issued as follows: 300,000 within 10 days of the execution of the agreement (issued), 300,000 on October 11, 2008 (issued), 300,000 on January 11, 2009 (issued), and 300,000 on April 11, 2009.  In addition, Mr. Dickson will be entitled to receive a commission on capital raised for the Company at a rate of 8% on equity capital, and 1.5% on debt capital.

13.

Related Party Transactions

The related party transactions are as described in Notes 6, 7 and 12. At March 31, 2009 there was a total of $140,965 (2008 – $150,439) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

At March 31, 2009 there was a total of $1,446 (2008 – $15,884) for amounts receivable for rent from companies controlled by current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2009

14.

Segmented Information

Details on a geographic basis are as follows:

	March 31, 2009	December 31, 2008
Total Assets
USA	$36,291	$28,734
Canada	10,799	35,686

Total	$47,090	$64,420

Equipment
USA	$4,093	$4,308
Canada	8,391	8,852

Total	$12,484	$13,160

	Three months ended March 31,
	2009	2008
Net and Comprehensive Loss
USA	$51,097	$55,463
Canada	8,772	63,139

Total	$59,869	$118,602

15.

Common Stock Issuances

During the period ended March 31, 2009, the Company issued a total of 1,525,000 shares of common stock valued at $0.035 to $0.05 per share (total of $67,250). Current period expense was $21,250 while $46,000 offset accounts payable for amounts previously accrued.

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

OUR BUSINESS

HISTORICAL. We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc.; on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated in May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has generated minimal sales or revenues and only from market tests.

The Company was founded as a supplier to consumer Technology Company with its main focus in packaged water sales of the 5-gallon format. As the Company evolved and completed market testing it became apparent that the overall markets we would participate in required a smaller machine than we had designed and that it would need to carry two sizes; the 5-gallon and the 2.5 gallon.

We completed the design work and market strategies in the last quarter of 2007; we set out late in the year to secure financing to fund our roll out plans. Management soon discovered that the only financings being offered would be detrimental to the company, there was not enough money offered to do the job at hand and they were extremely dilutive. At this point management had to decide on a course of action that would see the Company potentially fund itself.

An opportunity presented itself in the last quarter of 2007 to establish a bulk water division, where the Company would broker the sales of large volumes of fresh water. It took until the 3rd quarter of 2008 to secure the first bulk water source, the waters for sale at Sitka, Alaska. S2C formed a partnership with True Alaska Bottling Corp. (TAB) in an Alaska State limited liability corporation; Alaska Resource Management LLC (“ARM”). In ARM, TAB vended in their license from the city of Sitka for 3.3 billion gallons annually expandable to over 12 billion gallons and the Company agreed to vend in bulk water buyers.

Management is now focused on selling these waters and is working with clients from California, Mexico, India, the Middle East and Asia. We represent the water for sale at three cents ($0.03 USD) per US gallon freight on board (FOB) dockside Sitka, Alaska. Buyers must provide a standing letter of credit approved by our American bank for six months worth of volume agreed to on their accepted purchase order. As each ship load of water is certified loaded at the dock in Sitka we then draw down the agreed payment for that boatload. We currently have two food grade ships based out of Texas, on reserve, capable of hauling 70 Million gallons each.

The City of Sitka, has already built a pipeline to the shore, ARM will connect a loading system from the shore to the ships at its cost. The system is designed but not built until the first order is confirmed.

Most of the clients seeking bulk water require it for drinking water, agriculture and industry, offloading and distributing the water on the receiving end is the last of the three pieces involved in shipping bulk water. As part of the selling process the Company has to provide off loading solutions, we have provided these and now await confirmation of the first business.

We have placed the four existing AquaDucts in storage to reduce the current operating costs, until the Company has the money to place a minimum of twenty AquaDucts in one market at one time and promote the same. As part of selling the bulk water many of the clients have expressed interest in using the S2C AquaDuct system to distribute the bulk water to consumers.

Employees

S2C’s employees are its CEO, President Alejandro Bautista, its Chief Financial Officer, Joe F. Dickson, and an office administrator.  As required, the Company hires independent contractors or out sources to appropriate companies. Roderick Bartlett is the President of the Company’s two subsidiaries and managing partner of the company’s joint venture in ARM.

PLAN OF OPERATION

S2C spent the first quarter of 2009 making direct contact with potential buyers of its bulk water supplies. Our CFO concentrated on the domestic market in the USA while our Alaska Resource Management managing partner focused on establishing International markets. Through the balance of this year we will continue to secure and fulfill contracts in the continental USA focusing on California, Florida and Texas, the Middle East concentrating on Saudi Arabia and Asia concentrating on Korea. As we sell off our inventory we will continue to source and negotiate ownership of additional source waters through to December 2009.

Product Development:

We have developed the AquaDuct system as far as we can until we build our mass production facility. The bulk water product requires developing buying contacts, not the product itself.

Sales & Marketing:

System Distribution. Rather than sell the Aquaduct system outright, we elected to disseminate our equipment at our own expense. This approach gives us ownership of the residual earnings rather than a one time sale. Securing locations for lease in retail shopping centre parking lots is critical to this process. Building relationships with national and regional property managers gives us an ongoing supply of locations. These relationships have been put on hold pending the generation of cash flow significant enough to support multiple market installations.

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

Corporate Sales. “The bottled water industry is under increased scrutiny for a number of its practices. Something so seemingly healthy is the antithesis of “green.” The bottling process is very inefficient: Nestlé, for example, reports that it requires 1.86 liters of water to produce one liter of bottled water. The landfill of plastic bottles—more than 75% of bottles are never recycled—has environmentalists up in arms. The fuel usage and emissions that arise from trucking so many billions of gallons of water around the country (and shipping water around the world) has a negative environmental impact. Finally, communities that have aquifers (underground sources of water) find large water companies moving into their towns to pump and sell their water.”3 The S2C AquaDuct system addresses all of the environmental impact issues stated above and after completing a first stage roll out in Houston will be in a position to aggressively secure Corporate sales.  To accelerate product distribution the Company intends to form joint ventures with established partners.  In the United States non-disclosures have been signed and financial plans discussed with “O Premium Waters” of Mesa, Arizona the largest bottler in the state and Aqua Pure Bottled Water, Inc. in conjunction with Automatic Vending Services Inc. of Asheboro, North Carolina.

Finance and Administration. The Company has continued to keep its overhead costs to a minimum while it looks to secure cash flow significant enough to take it through to its operating status.

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

Conclusion. The Company is at the transition point of going from a development stage company to an operating stage company, however significant cash needs to be generated to complete this process, and we anticipate the sale of bulk water will accomplish this for the Company. The Company has created opportunities both domestically and internationally that we believe will establish S2C Global as a leader in both bulk water sales and retail distribution technologies specifically as they relate to bottled water.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues.  The Company generated $0 in sales revenue for the three months ended March 31, 2009 compared to $128 for the same period in 2008.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $ 118,730 in the three months ended March 31, 2008 to $43,134 in the three months ended March 31, 2009. The decrease in general and administrative expenses primarily was driven by decreased management and consulting expense and decreased repairs.

Loss from Operations

Total Loss from Operations. Our loss from operations was ($59,869) for the three months ended March 31, 2009 while our loss from operations was ($118,602) for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2008 and for the three months ended March 31, 2009. Our principal liabilities at March 31, 2009 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($6,467) for the three months ended March 31, 2009 compared with net cash used in operating activities of ($36,186) for the three months ended March 31, 2008.

Net cash provided by financing activities was $27,082 in the three months ended March 31, 2008 compared with $23,327 of cash provided by financing activities in the three months ended March 31, 2009. The cash provided by financing activities in the three months ended March 31, 2009 was $5,000 from a loan payable, and $24,000 from the sale of future earnings while repaying a demand note of $5,673. In the three months ended March 31, 2008, financing activities raised $7,082 from a loan payable and $20,000 from the sale of shares.

We expect our future liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next six months to be met by raising capital. Since the cash generated from our operations is insufficient to satisfy our cash needs, we are required to raise additional capital. Because we will raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it or, if available, financing may not be on terms favorable to us or to our stockholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2009.

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

On March 20, 2009 the Company issued 950,000 common shares in exchange for consulting services at a value of $0.05 per share.

On March 20, 2009 the Company issued 575,000 common shares in exchange for consulting services at a value of $0.035 per share.

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

S2C GLOBAL SYSTEMS, INC.

Date: May 20, 209

By:  /s/ Alejandro Bautista

       Alejandro Bautista, President and

       Chief Executive Officer

Date: May 20, 2009

By: /s/ Joe F Dickson

       Joe F Dickson, Treasurer and

       Chief Financial Officer