Form 10-Q
period 2009-06-30
S2C GLOBAL SYSTEMS, INC.
filed 2009-08-19
CIK 1338629

FORM 10-Q QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

________________________________________________________________

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

  ☐   Yes   ☐   No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009 there were 78,859,599 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

June 30, 2009

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8-13

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current
Cash	$294	$8,077
Accounts receivable	2,159	14,899
Due from government agency	-	66
Prepaid expenses	1,500	6,016
Advances to related party	-	985

	3,953	30,043

Investment in and advances to joint venture	17,271	21,217

Equipment	11,809	13,160

	$33,033	$64,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$220,831	$227,988
Accounts payable and accrued liabilities - Related party	137,891	150,439
Due to government agency	857	-
Loans payable	16,496	10,974
Loans payable - Related party	12,037	11,494
Demand promissory notes - Related party	8,308	13,497
Convertible promissory notes	29,002	27,532
Sale of future earnings	199,000	175,000

	624,422	616,924

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
78,859,599 (2008 - 77,334,599) shares outstanding	78,859	77,334
Additional paid-in capital	3,508,361	3,442,636
Deficit accumulated during the development stage	(4,178,609)	(4,072,474)

	(591,389)	(552,504)

	$33,033	$64,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)
	Cumulative
	from inception
	May 6, 2004
	to	Three months ended		Six months ended
	June 30,	June 30,		June 30,
	2009	2009	2008	2009	2008

Sales	$1,848	$-	$127	$-	$255

Cost of sales	692	-	-	-	-

Gross profit	1,156	-	127	-	255

General and administrative expenses	4,081,617	32,474	145,253	75,608	263,983

Loss on impairment of property and equipment	282,520	-	-	-	-

Loss before other income (expense)	(4,362,981)	(32,474)	(145,126)	(75,608)	(263,728)

Other income (expense)
Forgiveness of debt	275,564	-	-	-	-
Interest earned	1,342	-	-	-	-
Interest expense	(59,805)	(1,325)	-	(2,581)	-
Loss from joint venture	(32,729)	(12,467)	-	(27,946)	-
	184,372	(13,792)	-	(30,527)	-

Net and comprehensive loss	$(4,178,609)	$(46,266)	$(145,126)	$(106,135)	$(263,728)

Weighted average number of shares
outstanding - basic and diluted		78,859,599	69,456,334	78,193,991	68,731,605

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004
	to	Six months ended
	June 30,	June 30,
	2009	2009	2008
Operating Activities
Net loss for the period	$(4,178,609)	$(106,135)	$(263,728)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation	92,054	1,351	16,928
Shares issued for management and consulting	1,989,921	67,250	104,551
Forgiveness of debt	(275,564)	-	-
Unrealized foreign exchange loss (gain)	71,996	603	(488)
Interest accrued	5,575	2,416	2,501
Loss on impairment of property and equipment	282,520	-	-
Loss from joint venture	32,729	27,946	-
Changes in operating assets and liabilities
Receivables	(2,159)	12,806	4,797
Prepaid expenses	(1,500)	4,516	41
Accounts payable and accrued liabilities	506,498	(18,848)	71,582
Net cash used by operating activities	(1,476,539)	(8,095)	(63,816)

Investing Activities
Advances to joint venture	(50,000)	(24,000)	-
Purchase of equipment	(239,050)	-	(2,472)
Advances from related party	-	985	-
Net cash used by investing activities	(289,050)	(23,015)	(2,472)

Financing Activities
Loan proceeds	91,398	5,000	11,021
Demand promissory notes issued (repaid)	2,529	(5,673)	-
Convertible notes issued	233,785	-	-
Sale of future earnings	199,000	24,000	-
Shares issued for cash	1,239,171	-	45,000
Net cash provided by financing activities	1,765,883	23,327	56,021

Net increase in cash during the development stage	294	(7,783)	(10,267)

Cash, beginning of period	-	8,077	10,287

Cash, end of period	$294	$294	$20

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$22,125	$-	$-
Shares issued for promissory notes	$98,166	$-	$6,025
Shares issued for services	$282,671	$67,250	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

1.

Nature of Operations

The Company was organized by filing articles of incorporation with the Secretary of State of the State of Nevada on March 19, 2001 as Sun Vacation Club, Inc.  There were no operations as Sun Vacation Club, Inc. and on November 21, 2002 the company changed its name to United Athletes, Inc. Although numerous attempts were made to find funding for the Company substantial enough to support operations, in late 2003 management decided to suspend operations and discontinue attempts to raise equity capital. Effective February 2, 2005, the Company changed its name to S2C Global Systems, Inc.

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

2.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

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

As of June 30, 2009, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its share of the loss during the six months ended June 30, 2009, which was $27,946.

5.

Equipment

June 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,393	$ 217
Bottles	21,929	10,337	11,592

	$ 24,539	$ 12,730	$ 11,809

December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$ 2,610	$ 2,330	$ 280
Bottles	21,929	9,049	12,880

	$ 24,539	$ 11,379	$ 13,160

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

6.

Loans Payable

The Company is indebted to various parties for short-term loans amounting to $28,533 (2008 – $22,468), which are due on demand, unsecured, and with interest accrued annually. Two of the loans totaling $12,037 are due to current and former officers. The amount reported includes accrued interest of $1,494.

7.

Demand Promissory Notes

At June 30, 2009, the Company is liable for a promissory note in the amount of $6,500 and due to a company controlled by the president of S2C Canada and S2C USA, which is due on demand, and bears interest at 12% per annum. The amount reported includes accrued interest of $1,808.

8.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. The note bears interest at a rate of 15% per annum and is due on August 31, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At June 30, 2009 accrued interest was $623.

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,852. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. The note bears interest at a rate of 10% per annum and is due on August 1, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At June 30, 2009 accrued interest was $938. Subsequent to June 30, 2009 the Company has not paid the principal as it has come due and the note is in default.

c)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $2,500. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. The note bears interest at a rate of 10% per annum and was due on June 11, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At June 30, 2009 accrued interest was $263. The Company has not paid the principal as it has come due and the note is in default.

d)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. The note bears interest at a rate of 10% per annum and is due on August 6, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At June 30, 2009 accrued interest was $449. Subsequent to June 30, 2009 the Company has not paid the principal as it has come due and the note is in default.

e)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $4,000. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. The note bears interest at a rate of 10% per annum and is due on July 21, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. At June 30, 2009 accrued interest was $377. Subsequent to June 30, 2009 the Company has not paid the principal as it has come due and the note is in default.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

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

10.

Warrants

As at June 30, 2009, the Company had 745,000 (2008 – 745,000) warrants outstanding entitling the holders the right to purchase one share of common stock for each warrant held as follows:

Number of Shares	Exercise Price	Expiry Date

95,000	$0.30	August 10, 2009
150,000	$0.30	August 20, 2009
500,000	$0.15	September 28, 2009

745,000

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of June 30, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$321	$373
Accounts payable	$160,144	$186,264
Loans payable	$12,037	$14,000

As of June 30, 2009 CDN dollar amounts were converted at a rate of $1.1631 Canadian dollars to $1.00 US dollar.

12.

Commitments

The Company is committed to pay rent for premises at $3,890 per month through February 2010.

13.

Related Party Transactions

The related party transactions are as described in Notes 6, 7 and 12. As of June 30, 2009 there was a total of $137,891 (2008 – $150,439) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2009

14.

Segmented Information

Details on a geographic basis are as follows:

	June 30, 2009	December 31, 2008
Total Assets
USA	$24,481	$28,734
Canada	8,552	35,686

Total	$33,033	$64,420

Equipment
USA	$3,878	$4,308
Canada	7,931	8,852

Total	$11,809	$13,160

	Six months ended June 30,
	2009	2008
Net and Comprehensive Loss
USA	$64,355	$55,463
Canada	41,780	63,139

Total	$106,135	$118,602

15.

Common Stock Issuances

During the period ended June 30, 2009, the Company issued a total of 1,525,000 shares of common stock valued at $0.035 to $0.05 per share (total of $67,250). Current period expense was $21,250 while $46,000 offset accounts payable for amounts previously accrued.

16.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 18, 2009 and determined that there are no events to disclose.

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

OUR BUSINESS

HISTORICAL. We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc.; on November 21, 2002 the name was changed to United Athletes, Inc. On February 2, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated in May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February, 2005. S2C has generated minimal sales or revenues and only from market tests.

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

Management is now focused on selling these waters and is working with clients from California, Mexico, India, the Middle East and Asia. We represent the water for sale at three cents ($0.03 USD) per US gallon freight on board (FOB) dockside Sitka, Alaska. Buyers must provide a standing letter of credit approved by our American bank for six months worth of volume agreed to on their accepted purchase order. As each shipload of water is certified loaded at the dock in Sitka we then draw down the agreed payment for that boatload. We currently have two food grade ships based out of Texas, on reserve, capable of hauling 70 Million gallons each.

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

PLAN OF OPERATION

S2C spent the first quarter of 2009 making direct contact with potential buyers of its bulk water supplies. Our CFO concentrated on the domestic market in the USA while our Alaska Resource Management managing partner focused on establishing International markets. Through the balance of this year we will continue to secure and fulfill contracts in the continental USA focusing on California, Florida and Texas, the Middle East focusing on Saudi Arabia, and Asia focusing on Korea. As we sell off our inventory we will continue to source and negotiate ownership of additional source waters through to December 2009.

Product Development:

We have developed the AquaDuct system as far as we can until we build our mass production facility. The bulk water product requires developing and buying contacts, not the product itself.

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

As part of establishing the Company as an Operating Company the Company has identified that its markets will be best served from the United States. The company moved its head office to San Antonio, Texas effective September 13, 2008.  As part of this process a new Chief Financial Officer was engaged based in New York state effective in July 2008 and on September 14, 2008 a new CEO, Alejandro Bautista, was appointed.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenues.  The Company generated $0 in sales revenue for the three months ended June 30, 2009 compared to $127 for the same period in 2008.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses decreased from $ 145,253 in the three months ended June 30, 2008 to $32,055 in the three months ended June 30, 2009. The decrease in general and administrative expenses primarily was driven by decreased management and consulting expense and decreased repairs.

Loss from Operations

Total Loss from Operations. Our loss from operations was ($46,266) for the three months ended June 30, 2009 while our loss from operations was ($145,126) for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2008 and for the three months ended June 30, 2009. Our principal liabilities at June 30, 2009 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($8,095) for the six months ended June 30, 2009 compared with net cash used in operating activities of ($63,816) for the six months ended June 30, 2008.

Net cash provided by financing activities was $56,021 in the six months ended June 30, 2008 compared with $23,327 of cash provided by financing activities in the six months ended June 30, 2009. The cash provided by financing activities in the six months ended June 30, 2009 was $5,000 from a loan payable, and $24,000 from the sale of future earnings while repaying a demand note of $5,673. In the six months ended June 30, 2008, financing activities raised $11,021 from a loan payable and $45,000 from the sale of shares.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

On March 20, 2009 the Company issued 925,000 common shares in exchange for consulting services at a value of $0.05 per share.

On March 20, 2009 the Company issued 600,000 common shares in exchange for consulting services at a value of $0.035 per share.

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

S2C GLOBAL SYSTEMS, INC.

Date:  August 19, 2009

By:  /s/ Alejandro Bautista

Alejandro Bautista, President and Chief

Executive Officer

Date:  August 19, 2009

By: /s/ Joe F. Dickson

Joe F Dickson, Treasurer and Chief

Financial Officer