Form 10-Q
period 2009-09-30
S2C GLOBAL SYSTEMS, INC.
filed 2009-11-16
CIK 1338629

FORM 10-Q QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009 there were 97,646,320 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

September 30, 2009

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

Condensed Consolidated Balance Sheets

6

Condensed Consolidated Statements of Operations

7

Condensed Consolidated Statements of Cash Flows

8

Notes to the Condensed Consolidated Financial Statements

9 - 14

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)
	September 30,	December 31,
	2009	2008

ASSETS
Current
Cash	$40,507	$8,077
Accounts receivable	8,459	14,899
Due from government agency	349	66
Prepaid expenses	1,500	6,016
Advances to related party	-	985

	50,815	30,043

Investment in and advances to joint venture	4,669	21,217

Equipment	11,133	13,160

	$66,617	$64,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$193,658	$227,988
Accounts payable and accrued liabilities - Related party	1,747	150,439
Loans payable	16,889	10,974
Loans payable - Related party	13,076	11,494
Demand promissory notes - Related party	8,554	13,497
Convertible promissory notes	11,743	27,532
Sale of future earnings	199,000	175,000

	444,667	616,924

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
97,646,320 (2008 - 77,334,599) shares outstanding	97,646	77,334
Additional paid-in capital	3,985,357	3,442,636
Deficit accumulated during the development stage	(4,461,053)	(4,072,474)

	(378,050)	(552,504)

	$66,617	$64,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Three months ended		Nine months ended
	September 30,	September 30,		September 30,
	2009	2009	2008	2009	2008

Sales	$1,848	$-	$16	$-	$271

Cost of sales	692	-	-	-	-

Gross profit	1,156	-	16	-	271

General and administrative expenses	4,336,957	255,340	158,651	330,948	419,435

Loss on impairment of property and equipment	282,520	-	-	-	-

Loss before other income (expense)	(4,618,321)	(255,340)	(158,635)	(330,948)	(419,164)

Other income (expense)
Forgiveness of debt	275,564	-	12,513	-	12,513
Interest earned	1,342	-	-	-	-
Interest expense	(60,815)	(1,010)	-	(3,591)	(3,199)
Loss from joint venture	(45,331)	(12,602)	-	(40,548)	-
Loss from debt conversion	(13,492)	(13,492)	-	(13,492)	-
	157,268	(27,104)	12,513	(57,631)	9,314

Net and comprehensive loss	$(4,461,053)	$(282,444)	$(146,122)	$(388,579)	$(409,850)

Weighted average number of shares outstanding - basic and diluted		88,189,438	69,456,334	81,562,420	70,233,537

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Nine months ended
	September 30,	September 30,
	2009	2009	2008

Operating Activities
Net loss for the period	$(4,461,053)	$(388,579)	$(409,850)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation	92,730	2,027	25,393
Shares issued for management and consulting	2,112,522	189,851	196,821
Loss from debt conversion	13,492	13,492	-
Forgiveness of debt	(275,564)	-	(12,513)
Unrealized foreign exchange loss (gain)	73,171	1,778	(1,231)
Interest accrued	6,557	3,398	3,631
Loss on impairment of property and equipment	282,520	-	-
Loss from joint venture	45,331	40,548	-
Changes in operating assets and liabilities
Receivables	(8,808)	6,157	3,680
Prepaid expenses	(1,500)	4,516	(5,302)
Accounts payable and accrued liabilities	532,276	6,930	39,600
Net cash used by operating activities	(1,588,326)	(119,882)	(159,771)

Investing Activities
Advances to joint venture	(50,000)	(24,000)	-
Purchase of equipment	(239,050)	-	(2,872)
Advances from related party	-	985	-
Net cash used by investing activities	(289,050)	(23,015)	(2,872)

Financing Activities
Loan proceeds	91,398	5,000	29,677
Demand promissory notes issued (repaid)	2,529	(5,673)	-
Convertible notes issued	233,785	-	5,000
Sale of future earnings	199,000	24,000	100,000
Shares issued for cash	1,391,171	152,000	95,000
Net cash provided by investing activities	1,917,883	175,327	229,677

Net increase in cash during the development stage	40,507	32,430	67,034

Cash, beginning of period	-	8,077	10,287

Cash, end of period	$40,507	$40,507	$77,321

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$211,976	$189,851	$-
Shares issued upon conversion of convertible debt	$129,396	$31,230	$23,175
Shares issued for services	$405,373	$189,952	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

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

2.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

3.

Recently Adopted Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of September 30, 2009, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its share of the loss during the nine months ended September 30, 2009, which was $40,548.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

5.

Equipment

	September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,424	$186
Bottles	21,929	10,982	10,947

	$24,539	$13,406	$11,133

	December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,330	$280
Bottles	21,929	9,049	12,880

	$24,539	$11,379	$13,160

6.

Loans Payable

The Company is indebted to various parties for short-term loans amounting to $29,965 (2008 – $22,468), which are due on demand, unsecured, and with interest accrued annually. Two of the loans totaling $13,076 are due to current and former officers. The amount reported for related party loans includes accrued interest of $1,494.

7.

Demand Promissory Notes

At September 30, 2009, the Company is liable for a promissory note in the amount of $6,500 and due to a company controlled by the president of S2C Canada and S2C USA, which is due on demand, and bears interest at 12% per annum. The amount reported includes accrued interest of $2,054.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

8.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000, bearing interest at a rate of 15% per annum and due on August 31, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the principal amount of the note into 125,000 shares of common stock of the Company. At September 30, 2009 accrued interest is $727.

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,853, bearing interest at a rate of 10% per annum and due on August 1, 2009. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. As of September 30, 2009 accrued interest was $1,163. The Company has not paid the principal and interest as it has come due and the note is in default.

c)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $2,500. The note bears interest at a rate of 10% per annum and was due on June 11, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the note, including accrued interest of $277 into 115,725 shares of common stock of the Company.

d)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000, bearing interest at a rate of 10% per annum and due on August 6, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the note, including accrued interest of $292 into 230,083 shares of common stock of the Company.

e)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $4,000, bearing interest at a rate of 10% per annum and due on July 21, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the note, including accrued interest of $439 into 184,956 shares of common stock of the Company.

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

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

10.

Warrants

As at September 30, 2009, the Company had no (2008 – 745,000) warrants outstanding. During the three months ended September 30, 2009, a total of 745,000 warrants expired.

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of September 30, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$5,037	$5,393
Accounts payable	$153,712	$164,574
Loans payable	$13,076	$14,000

As of September 30, 2009 CDN dollar amounts were converted at a rate of $1.0707 Canadian dollars to $1.00 US dollar.

12.

Commitments

The Company is committed to pay rent for premises at $3,890 per month through February 2010.

13.

Related Party Transactions

The related party transactions are as described in Notes 6, 7 and 12. As of September 30, 2009 there was a total of $1,747 (2008 – $150,439) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

September 30, 2009

14.

Segmented Information

Details on a geographic basis are as follows:

	September 30, 2009	December 31, 2008
Total Assets
USA	$53,759	$28,734
Canada	12,858	35,686

Total	$66,617	$64,420

Equipment
USA	$3,662	$4,308
Canada	7,471	8,852

Total	$11,133	$13,160

	Nine months ended September 30,
	2009	2008
Net and Comprehensive Loss
USA	$278,581	$225,279
Canada	109,998	184,571

Total	$388,579	$409,850

15.

Common Stock Issuances

During the period ended September 30, 2009, the Company issued shares of common stock as follows:

a)

A total of 13,322,624 shares of common stock for management and consulting services, valued at $0.02 to $0.05 per share, for an aggregate value of $379,803. Current period expense was $189,851 while $189,952 offset accounts payable for amounts previously accrued.

b)

A total of 6,333,333 shares of common stock for cash at $0.024 per share for aggregate proceeds of $152,000.

c)

A total of 655,754 shares of common stock pursuant to conversion of convertible notes payable totaling $17,738 for stock with an aggregate market value of $31,230, resulting in a loss of $13,492 on the conversion.

16.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009 and determined that there are no events to disclose.

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

OUR BUSINESS

HISTORICAL. We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club Inc.; on November 21, 2002 the name was changed to United Athletes, Inc. On February 2, 2005, after a reverse merger with S2C Global Systems Inc. (a private British Columbia corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing and distributing their 5-gallon bottled water vending and loading systems.  S2C Global Systems (S2C-Private) the private company was incorporated in May 2004 after acquiring the intellectual property rights from Will Benedikt et al for his early version of the 5-gallon vending system. S2C-Private continued with the development of the system and market preparation with the Company assuming this role in February 2005. S2C has generated minimal sales or revenues and only from market tests.

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

PLAN OF OPERATION

S2C spent the first quarter of 2009 making direct contact with potential buyers of its bulk water supplies. Our CFO concentrated on the domestic market in the USA while our Alaska Resource Management managing partner focused on establishing International markets. Through the balance of this year we will continue to secure and fulfill contracts in the continental USA focusing on California, Florida and Texas, the Middle East focusing on Saudi Arabia, and Asia focusing on Korea. As we sell off our inventory we will continue to source and negotiate ownership of additional source waters through December 2009.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenues.  The Company generated $0 in sales revenue for the three months ended September 30, 2009 compared to  $16 for the same period in 2008.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $ 158,651 in the three months ended September 30, 2008 to $255,340 in the three months ended September 30, 2009. The increase in general and administrative expenses primarily was driven by increase management and consulting expense.

Loss from Operations

Total Loss from Operations. Our loss from operations was ($282,446) for the three months ended September 30, 2009 while our loss from operations was ($146,122) for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2008 and for the nine months ended September 30, 2009. Our principal liabilities at September 30, 2009 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($119,882) for the nine months ended September 30, 2009 compared with net cash used in operating activities of ($159,771) for the nine months ended September 30, 2008.

Net cash provided by financing activities was $229,677 in the nine months ended September 30, 2008 compared with $175,327 of cash provided by financing activities in the nine months ended September 30, 2009. The cash provided by financing activities in the nine months ended September 30, 2009 was $5,000 from a loan payable, $152,000 from shares issued for cash, and $24,000 from the sale of future earnings while repaying a demand note of $5,673. In the nine months ended September 30, 2008, financing activities raised $29,677 from a loan payable and $95,000 from the sale of shares, $100,000 from sales of future earning and $5,000 from note  issuance.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

During the period ended September 30, 2009, the Company issued shares of common stock as follows:

a)

A Total of 13,322,624 shares of common stock for management and consulting services, valued at $0.02 to $0.05 per share, for an aggregate value of $379,803.  Current period expense was $189,851 while $189,852 offset accounts payable for amounts previously accrued.

b)

A total of 6,333,333 shares of common stock for cash at $0.024 per share for aggregate proceeds of $152,000.

c)

A total of 655,754 shares of common stock pursuant to conversion of convertible notes for an aggregate value of $17,738.

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

Date:  November 16, 2009

By:  /s/ Alejandro Bautista

Alejandro Bautista, President and Chief Executive Officer

Date:  November 16, 2009

By: /s/ Joe F. Dickson

Joe F Dickson, Treasurer and Chief Financial Officer