Form 10-K/A
period 2008-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2010-01-19
CIK 1338629

OMB Approval
OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response: 2,297.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      . Yes      . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

The market for the water is significant as more than 50% of the world’s population lives in water stressed areas1 To date we have submitted quotations or been in detailed discussions with groups representing buyers for China, India, Korea, Mexico, Philippines, Saudi Arabia, Thailand , the UAE, and the Southern USA. The export process requires both loading facilities and receiving facilities. Sitka, Alaska is the only bulk export source in the world with a developed deep water port and pipeline to the shoreline capable of loading the large format tanker ships required to move the water economically. Most of the discussions to buy the water focus on offloading and receiving the water, as only a few of the buyers have receiving capabilities in place.

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

•

Vending equipment licenses – typically vending equipment is licensed at the state or municipal level and regulated through zoning bylaws as to where the equipment can and cannot be installed. This will limit availability as to where S2C can install its equipment and may limit access to certain markets.

•

Food handling regulation – a variety of governmental regulations govern food safety and handling. For S2C, the prime concern is safe storage of the products it intends to sell in the vending system. Each of the vending units must be tamper proof and climate controlled to insure safe distribution.

•

Transportation regulation – various regulations dictate the size of shipments on public highways. S2C’s Aquaduct vending unit has been designed to comply with North American transport regulation with regard to size and weight so they may be freely shipped to market without restriction.

•

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

Item 9A. Controls and Procedures.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems, or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting .. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

a)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

b)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

c)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weaknesses .. Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Limitations on Effectiveness of Controls and Procedures .. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

•

had any bankruptcy petition filed by or against any business of which such individual was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•

been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

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

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Roderick Bartlett (1) (3)	0	0%
	12342 82A Ave.
	Surrey, BC Canada V3W 0L6
Common	Joe Dickson (1) (3)	600,000.78%
	2345 Tucker Rd.
	New Woodstock, NY

Common	Harold Forzley (1)	3,753,000	4.87%
	520-700 West Pender
	Vancouver, BC
	V6E 4A2

Common	Alejandro Bautista (2)	2,620,313	3.40%
	40 Eton Green
	San Antonio, Tx
	78257

Common	Tina VanderHayden (2)	275,000	0.36%
	235 St. Clair Avenue West
	Ste. 507
	Toronto On M4V 1R4

Common	Mark Lambert (2)	125,000	0.16%
	1451 Santa Fe Dr.
	Encinitas, CA 92024

Total Officer and Directors as a Group – Five people		7,373,313	9.56%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

S2C GLOBAL, INC.

By /s/ Alejandro Bautista
CEO and President
Date January 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Alejandro Bautista
CEO, President and Director
Date January 11, 2010

By /s/ Joe F. Dickson
CFO and Director
Date January 11, 2010

By /s/ Tina VanderHeyden
Director
Date January 11, 2010

By /s/ Mark Lambert
Director
Date January 11, 2010

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

Chartered Accountants

Vancouver, Canada.

April 10, 2008

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

15.

Segmented Information

Details on a geographic basis as at December 31 are as follows:

	December 31, 2008	December 31, 2007
Total Assets
USA	$28,734	$14,182
Canada	35,686	330,930
Total	$64,420	$345,112

Total Equipment
USA	$4,308	$14,182
Canada	8,852	305,978
Total	$13,160	$320,160

Net and Comprehensive Loss
USA	$249,542	$623,680
Canada	690,834	255,537
Total	$940,376	$879,217

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