Form 10-Q/A
period 2009-09-30
S2C GLOBAL SYSTEMS, INC.
filed 2010-03-03
CIK 1338629

FORM 10-Q QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note: The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended September 30, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original quarterly report filed on November 16, 2009. No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter September 30, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 16, 2009.

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

As of September 30, 2009, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during the nine months ended September 30, 2009, which was $40,548. ARM had no sales, no gross profit and a loss of $81,096 for the nine months ended September 30, 2009.

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

PLAN OF OPERATION

S2C spent the first quarter of 2009 making direct contact with potential buyers of its bulk water supplies. Our CFO concentrated on the domestic market in the USA while our Alaska Resource Management managing partner focused on establishing International markets. Through the balance of this year we will continue sales efforts in the continental USA focusing on California, Florida and Texas, the Middle East focusing on Saudi Arabia, and Asia focusing on Korea. As we sell off our inventory we will continue to source and negotiate ownership of additional source waters through December 2009.

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

We expect our future liquidity position to meet our anticipated cash needs for working capital and capital expenditures, for at least the next six to twelve months to be met by raising capital. Since the cash generated from our operations is insufficient to satisfy our cash needs, we are required to raise additional capital. The company has and will continue to secure funding for its operations through debt and equity financings either from existing shareholders or external sources. Existing loans that mature or are past due will be renegotiated to postpone their present maturity date or convert the same to equity in the company where practical.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2008.

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

Date: March 1, 2009

By: /s/ Alejandro Bautista

Alejandro Bautista, President and Chief Executive Officer

Date: March 1, 2009

By: /s/ Joe F. Dickson

Joe F Dickson, Treasurer and Chief Financial Officer