Form 10-K
period 2009-12-31
S2C GLOBAL SYSTEMS, INC.
filed 2010-03-31
CIK 1338629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 000-51529

S2C GLOBAL SYSTEMS, INC.

 (Name of registrant)

Nevada	13-4226299
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

105-5119 Beckwith Blvd., San Antonio, TX USA 78249

 (Address of principal executive offices)

Issuer’s telephone number: 210-561-6015

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

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

☒ Yes   X  ..  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

   Accelerated filer       .

Non-accelerated filer       .  (Do not check is a smaller reporting company)

Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     . Yes   X  .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “STWG.”  The aggregate market value of the issuer’s common stock held by non-affiliates at March 23, 2010 is deemed to be $2,360,025.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     . Yes       .  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 23, 2010
Common Stock, $.001 par value	100,146,320

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

The Company is in the process of selling water and water technologies globally.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Item 1. Business.

Overview

We were formed as a Nevada corporation on March 19, 2001; originally under the name of Sun Vacation Club, Inc.; on November 21, 2002 the name was changed to United Athletes, Inc. On February 8, 2005, after a reverse merger with S2C Global Systems, Inc. (a private British Columbia, Canada corporation) we changed our name to S2C Global Systems, Inc. with the intent to focus on developing, marketing, and distributing “supplier to consumer” technologies related to water that reduced the cost and carbon footprint of water distribution.  As the company has matured, its focus has shifted to the global distribution of water from locations that have abundance to locations that do not, using modern logistics and its distribution technologies.

S2C Global Systems acquired the intellectual property rights from Will Benedikt for his early version of a 5-gallon water vending system. The Company continued with the development of the system and market preparation calling the system the “AquaDuct”.  By the fall of 2008 while designing the machines for mass production, S2C completed and tested with consumers four (4) of the three-lane AquaDucts. As the AquaDuct system is capital intensive to launch in numbers, its dissemination was put on hold pending the outcome of the global economic recession. Licensing opportunities for the AquaDuct system have now come available in the United States and West Asia making it potentially viable to reconsider mass production.

In 2008 the Company also initiated its bulk water division forming and retaining 50% of Alaska Resource Management, LLC(“ARM”) a company established to sell and distribute bulk water globally from its source in Sitka , Alaska, USA.  S2C earned its 50% position by contracting to bring its existing bulk water clients and develop sales channels for new ones.

 S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/sales packages available through the Company. To date the company has little or no revenues.

Alaska Resource Management, LLC

Alaska Resource Management, LLC (“ARM”) has an assignment as of August 2008, of the water export license issued by the City of Sitka, Alaska and granted by the State of Alaska to S2C’s partner in ARM, True Alaska Bottling, Inc.  The license is for 8,960 Acre Feet expandable to 37,637 Acre Feet (12.3 Billion US Gallons). We pay the city of Sitka $0.01 USD per US gallon and sell the water on board the ship in Sitka, Alaska (FOB) in the range of $0.02- $0.03 USD per US gallon depending on the volume and length of the contract entered into. We then split these funds after loading and operating expenses 50/50 with our partners. The License requires a minimum purchase of water from Sitka of two hundred thousand dollars ($200,000.00 USD) annually. For the 2008 and 2009 license periods ARM was required to make this payment in the absence of a sale.

The market for the water is significant as more than 50% of the world’s population lives in water stressed areas.1  To date we have submitted quotations or been in detailed discussions with buyers representing markets in China, India, Korea, Mexico, Philippines, Saudi Arabia, Thailand , the UAE, and the Southern USA.  The export process requires both loading facilities and receiving facilities. Sitka, Alaska is the only bulk export source in the world with a developed deep water port and pipeline to the shoreline capable of loading the large format tanker ships required to move the water economically. Most of the discussions to buy the water focus on offloading and receiving the water, as few of the buyers have receiving capabilities in place. The cost of shipping and the lack of offloading facilities are major stumbling blocks to ARM’s success in this endeavor. ARM will have to complete the ship to shore component of the loading process in Sitka, a cost to the company of approximately seven hundred thousand dollars ($700,000.00).

To facilitate the sales process S2C has sourced shipping, receiving, and distribution solutions.  A memorandum of understanding with an Iraq client has been secured that envisions the development of an off loading and water processing facility in Iraq. The company continues to work through this process to establish the best possible outcome for the sale of water into Iraq.

AquaDuct System

Bottled water has had an unprecedented growth cycle over the last thirty years, globally. The technologies used to deliver packaged water to consumers have changed very little during this period and contribute significantly to the end price. The original premise behind the AquaDuct was to reduce the distribution cost and carbon footprint of 5-Gallon bottled water.

The S2C AquaDuct is a scalable vending unit capable of accepting empty 5-gallon and 2.5 gallon jugs and distributing full 5-gallon and 2.5 gallon jugs.  The AquaDuct is a replacement for in-store retail distribution systems. Current systems employed in North America by producers, distributors and retailers of 5-gallon/2.5 Gallon bottled water are labor intensive. Staff unload/load the bottled water from the production line to warehousing, from warehousing to trucks, from trucks to transfer stations, from transfer stations to smaller trucks, from these trucks to the home, offices and retailers. The retailers then unload the trucks to storage from storage to the store floor, from the store floor to customer’s cars. The returned empty bottles go through a reverse cycle of that previously described. Bottles are moved using a combination of fork lift operators, laborers and drivers.

The S2C System eliminates all of the labor involved except for the truck driver; the number of drivers is reduced overall because of just in time inventory management, the AquaDucts storage capabilities and better logistics. The labor is not needed with the S2C System because machines move the bottles through the AquaDuct racking system, into the trucks and eventually into the AquaDucts. The S2C System is a three part system comprised of:  (1) an in-plant system that takes the prepackaged goods from the line into an integrated storage/loading system; (2) an integrated truck storage/loading system; and (3) a retail vending unit. The vending unit sits in an accessible parking lot where an individual can drive up in their car, stop in front of the unit, retrieve their empty 5-gallon water jug if they have one, touch the ATM/POS Screen, select the transaction they want i.e. return or no return, swipe their bank card, enter their pin, place the return bottle in the return door, retrieve the full bottle, put it in the car and drive away. The truck system has a drop down over and under conveyor that hooks up at the plant or AquaDuct loading door on one end and to the continuous loop racking system in the truck. Full bottles push empty bottles either out of the AquaDuct or out of the truck. The Plant system runs from the production line through the continuous loop racking system all the way to the loading doors using a system of conveyors.  The Company has designed all aspects of the three part system, utilizing the same technology in all three however we have only built and tested the parking lot unit.

S2C owns the intellectual property rights related to the AquaDuct System and intends to generate revenue through the sale of the consumer product to the end user and licensing its technologies to bottlers. The AquaDuct system went through several variations in its development and market testing. The Company believes it has matured the system to the point where it can now be mass produced rather than be constructed one at a time. The main rational is twofold, mass production reduces the cost of an individual AquaDuct as much as forty (40%) percent and any market we go into will require hundreds of AquaDucts to be effective.

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

Governmental Regulation Affecting Alaska Resource Management

ARM may be affected by jurisdictional regulators in regards to the following:

1.

Federal Export Regulations- the export of water from Alaska is governed by State and  Federal regulations. The City of Sitka currently has an export license granted by the state.

2.

Environmental regulation- the completion and operation of the water loading facility is subject to regulations covering the marine environment. Although no issues are expected regulations will need to be followed in regards to the development and operation of the loading facilities.

AquaDuct Competition

The Company’s research indicates there are no existing automated vending systems in existence for pre-packaged 5-gallon bottled water; however there are several vending systems for u-fill bulk bottled water. These include Glacier Water (AMEX-HOO) and Culligan. There have also been innovations in racking systems and return bottle collection such as that presented by Primo Water.

The existing distribution system used by Nestles’ or DANONE Waters of North America is similar to that used by most bottler/distributors. It consists of bottle handling robots, forklifts, pallet /racking systems, warehousing, freight trucks, transfer stations, delivery trucks and in store racking. The existing in plant systems require significant capital to setup, manpower to operate, and other significant operating costs such as fuel. S2C’s AquaDuct system can eliminate the cost of the forklifts and operators, robots, pallets/racking, delivery trucks and operators and the transfer stations. Estimates by S2C’s management put the distribution costs based on labor and fuel costs using the AquaDuct system as much as 65% lower than any traditional distribution system.

Currently, 5-gallon pre-packaged bottle water is available at grocery stores, big box stores, and gas stations in racks. The customer buying the water has to carry his empty bottle through the store to the customer service counter to get a credit note, pick up a new bottle in the store and carry the 42 pound bottle back to his car/.The AquaDuct system intends to sit in a single parking stall, at any of these locations or a variety of others where consumers can drive right up to the machine offering a competitive level of convenience.  The AquaDuct’s ability to compete for these locations will come down to having the space for the AquaDuct and the drive up convenience for loading and unloading.

Bulk Water Competition

There are currently no existing suppliers of bulk water for export except for a regional player, Turkey. Turkey has built a $150 million water export hub at the mouth of its Manavgat River, which flows into the Mediterranean near Antalya. Converted oil tankers fill up with either refined or unrefined water from the river and deliver it to regional buyers. Israel signed a 20-year deal in 2002 to buy 50 million cubic meters of water a year by ship from Turkey for a price of up to $1 billion (approx. $0.076 per US Gallon). Israel would prefer a pipeline that could deliver water steadily, but the pipeline would have to pass through its arch-enemy, Syria.

Desalinization is the main alternative most water stressed countries have adopted. The cost of desalinized water besides the infrastructure cost is the cost of electricity, the environmental costs and more controversial, costs related to health. The quoted costs for desalinization typically only includes the production costs just under a penny per gallon. It is very difficult to establish the real cost of desalinated water, however with Israel being one of the world leaders in desalinated water paying over seven cents per gallon is a strong indicator that water delivered from Alaska at a similar price can compete.

Personnel

S2C’s employees are its CEO, Alejandro Bautista, its CFO Joe Dickson and its Senior Vice-president of Business development , South and West Asia, Shahhid Vohra. The US and Canadian subsidiaries employs as its President/managing partner, Roderick Bartlett and as its corporate secretary/office administrator, Jenny Chen.  As required, the Company hires independent contractors or out sources to appropriate companies.

Item 1A. Risk Factors.

We are a new type of business, and as such our Management has limited experience in designing, manufacturing and marketing water and water distribution systems, making an investment in S2C risky.  If we are unable to successfully design, manufacture and market our water and water distribution systems, then we will not be successful as a business. It will be difficult for you to evaluate an investment in our stock since our operating history is limited to developing a business plan and initial placement of our systems in limited test markets.  As a young company, we are especially vulnerable to any problems, delays, expenses and difficulties we may encounter while implementing our business plan. We have not proven the essential elements of profitable operations, and you will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are not successful.

Our independent auditor has expressed doubts about our ability to continue as a going concern.  If we are unable to implement our business plan and distribute our water and water distribution systems, we will be unable to move beyond the development stage. We are a development stage company as defined in ASC Topic 915.  We are devoting substantially all of our present efforts in establishing a new business.  We have not commenced any operations to date other than the design and manufacture of prototypes of our water distribution system which has been installed in limited test markets and the establishment of potential markets for the bulk water.  These factors raise substantial doubt about our ability to continue as a going concern.

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

If we are unable to market our waters or water distribution system we will have no further potential sources of revenue and will be unsuccessful in implementing our business plan. We currently have no signed purchase orders for the waters or licensing deals on the technology. If the company does not complete the sales process it will have no future earnings and your investment in the company may be at risk.

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

We may suffer losses or incur liability for events that we or the third-party operator of a water distribution system have chosen not to insure against.  Although management believes the third-party operator of any water distribution system in which we may license will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, we may suffer losses from uninsurable hazards or from hazards, which we or the third-party operator have chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, flood or explosion against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to our water distribution systems and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our financial position.

We may be subject to governmental regulations which could adversely affect the cost of our business.  In order to implement our business plan we may be subject to the following jurisdictional regulations:

☐

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

☐  Federal Export Regulations- the export of water from Alaska is governed by State and Federal regulations. The City of Sitka currently has an export license granted by the state.

☐  Environmental regulation- the completion and operation of the water loading facility is subject to regulations covering the marine environment. Although no issues are expected regulations will need to be followed in regards to the development and operation of the loading facilities.

If we are unable to meet the requirements of the above listed jurisdictional requirement we may be unable to provide our water distribution systems at a profit to the Company.

We may not be able to obtain adequate financing to continue our operations. We have relied in the past primarily on the sale of equity capital and debt instruments to fund working capital and the development of our water distribution systems. Failure to generate operating cash flow or to obtain additional financing could result in delay or cause indefinite postponement of future expansion into key markets, development of relationships with third-party licensee prospects with the possible loss of our existing systems. We will require significant additional capital to fund our future activities and to service current and any future indebtedness. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our business.

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

Shares of stock eligible for sale by our stockholders may decrease the price of our stock.  There are, one hundred million one hundred and forty six thousand three hundred and twenty (100,146,320) total shares issued and outstanding. Potentially, all one hundred million one hundred and forty six thousand three hundred and twenty (100,146,320) shares could be sold on the open market, subject to Rule 144 limitations for sales by corporate insiders.  If the shareholders sell substantial amounts of our stock, then the market price of our stock could decrease.

Our officers and directors are limited in the time they can devote to our operations.  If management is unable to devote such time as is adequate to the successful implementation of our business plan, then we will not succeed in our operations. Our officers and directors currently maintain other business interests, which limits the amount of time they can devote to our operations. Further, regulatory requirements of a public company will require management attention to the details of public company governance and compliance that will take time away from S2C’s daily operations. As our only employees, Mr. Bartlett, Mr. Vohra, Ms. Chen, Mr. Bautista and Mr. Dickson are critical to our success.  We do not intend to purchase Key Man Insurance for our officers and directors at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns no real estate.  The company has established a lease relationship for its corporate office located at 105-5119 Beckwith Blvd., San Antonio, TX USA 78249. We occupy a single office and share common areas as a sub tenant on a lease that expired February 2010 and is now month to month. This space has a cost of nine-hundred dollars ($900 USD) per month. The Canadian subsidiary has a lease for office/warehouse space at #4-12342-82A Ave, Surrey B.C. which has reverted to a month to month lease. This space bares a cost of sixteen hundred and twenty-five dollars Canadian ($1625.00 CDN) per month.  The AquaDuct units are located in storage yards in Montreal, Houston and Vancouver at a cost of approximately one hundred ($100.00 USD) dollars per month per machine.

Item 3. Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against S2C Global Systems, Inc. are pending. There are outstanding accounts payables in the Canadian subsidiary that if not resolved or managed could result in claims actions.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the OTC Bulletin Board under the symbol “STWG”.  There is currently little or no trading volume for our securities.  As of March 23, 2010 the Company had approximately ninety eight (98) active and disclosed shareholders owning 100,146,320 shares of its issued and outstanding common stock.

CLOSING BID			CLOSING ASK
2009	High	Low	High	Low

January 2 through March 31.055		.011	.06	.03
April 1 through June 30.039		.011	.04	.02
July 1 through September 30.152		.025	.155	.035
October 1 through December 31.115		.03	.1195	.0345

	CLOSING BID		CLOSING ASK
2008	High	Low	High	Low

January 3 through March 31.05		.027	.185	.08

April 2 through June 29.131		.07	.14	.08

July 2 through September 28.094		.027	.095	.03

October 1 through December 31.065		.025	.07	.03.

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

Executive Summary and Outlook for Fiscal Year 2010

S2C Global throughout 2009 focused its resources on selling the water available under the license held by its partially owned subsidiary Alaska Resource Management LLC. This involved developing relationships and access to governments in countries that we identified as being water stressed with the financial ability to pay. The sales process also included identifying the most cost effective way to distribute the waters from Alaska to these target countries.

The team charged with selling and distributing the waters consisted of the company’s CFO, Joe Dickson who assumed the role of selling into the domestic US markets and the ARM managing partner Rod Bartlett who took on international sales. Subsequently, Shahhid Vohra was brought in to focus on the West and South Asia market after making several strong introductions along with his shipping background. The results for 2009 are limited at best with a memorandum being signed for water sales into the Republic of Iraq. There was interest from other parties throughout west Asia, Mexico and California.

In almost every sales discussion the main obstacle to buying the water has been the lack of infrastructure to receive the volumes of water we were discussing. The business model that makes the most economic sense is to utilize large food grade tankers, similar to a VLCC class vessel  capable of carrying in excess of seventy-nine million (79,000,000) US gallons. These ships will deliver the Alaska waters to a regional hub (the “Hub”) for distribution in a variety of formats and volumes. After spending more than a year in preparing this process the company will be establishing a new subsidiary responsible for the first hub in West Asia. Strategic partners have been found for land, infrastructure, packing, shipping and finance.

Provided we can secure the land in the appropriate deepwater port, financing to develop the same and finalize pre-sales from that hub equal to sixty-two million dollars ($62,000,000 USD) approximately one-third of its first years forecast.  Then we will proceed throughout the balance of 2010 to build the hub and complete on the first sales.  Multiple sites are in contention for the first Hub all capable of meeting the company’s criteria of political stability, appropriate land tenure, and favorable tax treatment.  Equity partners have been sought for up to twenty-million dollars ($20,000,000 USD) of the budgeted fifty-million dollars ($50,000,000 USD) with the balance being secured through debt providers. Favorable discussions have been had on both debt and equity. Having said this no financing agreements are completed or in place and none may ever be completed The Iraq requirements previously discussed could meet the pre-sale requirements however the Hub is being located in the middle of one and a half billion (1,500,000,000) people living in water stressed lands.

The outlook for 2010 is promising if one assumes the successful launch of the Hub. The Company intends to retain 75% of this subsidiary and also receives earnings as this subsidiary buys its waters from ARM of which the Company will retain 50% of the net earnings from the water sales after retiring any associated debt.

In 2010 we anticipate bringing the AquaDuct system back to life, as we are in discussions with large bottling groups in both the United States and India that wish to beta test our technology with their clients. Provided we are successful we intend to license them with our technology throughout their markets. Revenue streams will come from licensing the technology, sales of actual systems and ongoing royalties.

Sales & Marketing. Shahhid Vohra and Rod Bartlett are primarily responsible for generating sales through direct contact with prospective buyers. Both have traveled extensively over the last year meeting with business persons and government officials from many countries. To date all parties met continue their interest and await commitments from the Company.

The website was refreshed this year with a greater focus on the bulk water business. Additionally the company’s letter head and logo went through an update.  A bulk water PowerPoint with animation was also created for direct presentations.

Investor Relations.  Stephen Van Deventer was retained for an additional year ending in March 2010 to communicate with the shareholders and potential investors of the company. Stephen engaged throughout the year several groups known for their extensive client base and interest in water based stocks. Overall Stephen and the agencies engaged did a good job to disseminate information in a timely manner about the Company and communicate with shareholders/investors.

We now have one hundred million one hundred and forty six thousand three hundred and twenty (100,146,320) shares issued and outstanding of which approximately seventy percent are free trading. The shares currently trade daily in the two to three cent range providing the Company with a market capitalization between two and three million dollars.

Direct Investor relations are conducted by the CEO, CFO or subsidiary President. We maintain open communications with our shareholders talking with them and keeping them informed about the progress of the company. Informational press releases are disseminated through wire services in a timely manner and the website is updated to present as much information about the company as is practical. No investor relations firms are currently under contract or contemplated until such time as the company successfully launches the Hub.

Finance and Administration. The Company has had no significant changes in its finance or administrative practices over the past year. We have retained the same management team, administrator, accounting firm and auditors. Overheads have been maintained at the lowest levels possible with only the administrator, accountants and auditors receiving cash compensation. Despite using stock compensation with the management team, the Company has been able to attract and retain high quality individuals to oversee its Finance and administrative functions.

Conclusion Despite little or no revenues since its inception the Company has managed its affairs in such a manner that it has maintained its status as a reporting issuer and a company with significant prospects for the future. We have manageable liabilities and assets that upon the completion of developed sales channels will attract significant goodwill.

The Company believes it is on the verge of solving a significant global issue related to water haves and have not’s and as a result will reap the financial benefits of the same.  Using modern logistics and our proprietary distribution systems S2C Global Systems, Inc. should deliver water from the source in Alaska to the consumer in a water stressed country near the equator in 2010.

Period from January 1, 2009 to December 31, 2009

Revenues.  The Company generated $0 in sales revenue for the twelve months ended December 31, 2009 compared to $271 for the same period in 2008.

Total Operating Expenses

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from  $653,344 in the twelve months ended December 31, 2008 to $1,080,204 in the twelve months ended December 31, 2009. The increase in general and administrative expenses primarily was driven by increased management and consulting expense and increased repairs.

Loss from Operations

Our loss from operations was ($1,148,106) for the twelve months ended December 31, 2009 while our loss from operations was ($940,376) for the twelve months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2008 and for the twelve months ended December 31, 2009. Our principal liabilities at December 31, 2009 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes, convertible promissory notes and funds to Alaska Resource Management.

Net cash used in operating activities was ($161,450) for the twelve months ended December 31, 2009 compared with net cash used in operating activities of ($289,142) for the twelve  months ended December 31, 2008. Net cash provided by financing activities was $315,683 in the twelve months ended December 31, 2008 compared with $180,805 of cash provided by financing activities in the twelve months ended December 31, 2009. The cash provided by financing activities in the twelve months ended December 31, 2009 was $10,478 from loans, $0 from convertible notes, $24,000 from the sale of future earnings and $152,000 from the sale of shares while repaying a demand note of $5,673. In the twelve months ended December 31, 2008, financing activities raised $5,911 from a loan payable, $26,352 from convertible notes, $175,000 from the sale of future earnings and $120,000 from the sale of shares while repaying a demand note of $11,580.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weaknesses. Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter of 2009 has been disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of March 23, 2010..

Name	Age	Position	Director or Officer Since

Alejandro Bautista	53	Chief Executive Officer,	February 2005
		President and Director

Joe Dickson	55	Chief Financial Officer	July 2008
		and Director

Tina VanderHeyden	58	Director	October 2006

Mark Lambert	54	Director	October 2006

Our directors and executive officers have not, during the past five years:

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

Set forth below is certain biographical information regarding the Company’s executive officers and directors:

Alejandro Bautista.  Mr. Bautista has a degree in Business Administration from Instituto Technologico Y De Estudios Superiores De Monterrey, with over 25 years of senior management experience in plant operations, international market development, import, export, sales, marketing and public relations. From 1985 to 1987, Mr. Bautista was the executive director and was fundamental in the growth of Grupo Industrias Petrus S.A.  Mr. Bautista was a founding investor in the private company S2C Global Systems and has been instrumental in organizing a potential relationship with Durosa, SA, a mass production facility in Monterey, Mexico. From 1989 through 2000, Mr. Bautista served as the head of a family manufacturing business, Granitos Naturales S.A. and Granitos Naturales of North American, Inc. which is based in Laredo, Texas. His business experience during this period included import and export, manufacturing, marketing, administration and finance.  Since 2000, Mr. Bautista is the owner and CEO of Promotora Activa De Puebla, a land development business in Mexico.

Joseph F. Dickson, Chief Financial Officer and Director, 55 years of age: Joseph Dickson was previously the Chief Operating Officer of Innovation Fuels, Inc out of Syracruse, NY leading the company’s bio-diesel plant operation and project development efforts from Sept. 2007 until December 2009. Mr. Dickson was the Director of Entrepreneurship at Syracuse University, Syracuse, NY from Feb 2006 to Sept. 2007, the COO, Integrated Defense Systems, Inc., Glen Rock, PA from June 2005 to Jan. 2006 and the COO, Drug Risk Solutions, LLC a drug discovery company from June 2000 to June 2005. Mr. Dickson has 30 years of business experience in new ventures, business plan execution, organizational management, and operations. He has a background in high tech product design and development, manufacturing, and sales and marketing to commercial and military markets gained while working at GE and other high tech companies. He started and successfully financed two companies in the microelectronics and information technology industries. He has an undergraduate degree in chemistry and an MBA.

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

Significant Employees Who Are Not Executive Officers

Rod Bartlett, President, of our two subsidiaries and managing partner of Alaska Resource Management has over 30 years of experience in business development. Rod was a founding shareholder of S2C Global Systems, Inc.. and has been instrumental in bringing it through the regulatory and business development process. Rod is heavily involved in the negotiations related to securing future business for the company. During the last decade, Rod has been active in the public markets.  ActionView International (advertising), Quest Oil (oil & gas), and TransAct Energy Corp (power production) are a few of the companies that he has been instrumental in developing and taking them to the next level.

Shahhid Vohra, Senior Vice President Business Development, began his career as the main promoter of  SAI SHIPPING CO (P) LTD in 1977, a closely owned company in the business as Shipping Agents and Chartering Brokers in India with head office in Bombay.  Mr. Vohra moved into his own yacht building and sales company Platinum Super Yachts in the 90’s and continued to expand his network throughout Europe and Asia. In 2004 he moved himself and his family to Canada in 2009 he started working with S2C Global Systems bringing his international contacts of rulers, investors and industrialists.

Family Relationships

There are no family relationships between the members of our board of directors or officers.

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

Beneficial Ownership Reporting Compliance

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2009, all of the Company's officers and directors, and all of the persons known to the Company to own more than ten percent (10%) of the Common Stock, complied with all such reporting requirements except as follows: Mr. Dickson was late filing a Form ID and  the  Form 4s’ representing five transactions.

Item 11. Executive Compensation.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alejandro Bautista, CEO	2008	-0-	-0-	140,000	-0-	-0-	-0-	-0-	140,000
	2009	-0-	-0-	48,000	-0-	-0-	-0-	-0-	48,000

Joe F. Dickson, CFO	2008	-0-	-0-	19,200	-0-	-0-	-0-	-0-	19,200
	2009	-0-	-0-	54,000	-0-	-0-	-0-	-0-	54,000

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

Compensation of Directors

There are no written agreements to compensate any of the directors for their services, however, during the year the company paid directors 25,000 common shares per quarter for their services in acting as a director of the company.

NAME	NUMBER OF SHARES RECEIVED

Alejandro Bautista	100,000
Joe F. Dickson	100,000

Tina VanderHeyden	100,000

Mark Lambert	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 23, 2010, the name and the number of shares of the Registrant’s Common Stock, par value $ .001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 100,146,320 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Joe Dickson (1)	1,225,000	1.22%
	2345 Tucker Rd.
	New Woodstock, NY

Common	Alejandro Bautista (1)	3,920,313	3.91%
	40 Eton Green
	San Antonio, Tx
	78257

Common	Tina VanderHayden (2)	375,000	0.37%
	235 St. Clair Avenue West
	Ste. 507
	Toronto On M4V 1R4

Common	Mark Lambert (2)	225,000	0.22%
	1451 Santa Fe Dr.
	Encinitas, CA 92024

Total Officer and Directors as		5,745,313	5.74%
A Group – Four people

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

At December 31, 2009 there was a total of $137,891 (2008 – $150,439) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

Item 14. Principal Accounting Fees and Services.

The fees for services billed by Pritchett, Siler, & Hardy to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2009	December 31, 2008

Audit Fees	$28,074	$0

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$28,074	$0

The fees for services billed by Mackay LLP to the Company in the last two fiscal years were as follows:

	Twelve months ended on	Twelve months ended on
	December 31, 2009	December 31, 2008

Audit Fees	$0	$24,000

Audit-Related Fees	$0	$13,330

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$0	$37,300

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited consolidated financial statements are included on the pages indicated:

F-1  Report of Pritchett, Siler & Hardy, P.C. Certified Public Accountants

F-2  Consolidated Balance Sheets as of December 31, 2009 and 2008

F-3  Consolidated Statements of Operations  for the years ended December 31, 2009 and  2008

F-4 Consolidated Statements of Stockholders' Equity (Defecit) for the years ended December 31, 2009 and 2008

F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

F-6 Notes to Consolidated Financial Statements

 (b) Exhibits

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

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

S2C GLOBAL SYSTEMS, INC.

By /s/ Alejandro Bautista

CEO and President

Date March 31, 2010

By /s/ Joe F. Dickson

Chief Financial Officer

Date March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Alejandro Bautista

Director

Date March 31, 2010

By /s/ Joe F. Dickson

Date March 31, 2010

By /s/ Tina VanderHeyden

Director

Date March 31, 2010

By /s/ Mark Lambert

Director

Date March 31, 2010

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Consolidated Financial Statements

(Presented in US dollars)

December 31, 2009

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Financial Statements

(Presented in US dollars)

December 31, 2009

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Equity (Deficit)	F-6 – F-8

Consolidated Statements of Cash Flows	F-9 – F-10

Notes to the Consolidated Financial Statements	F-11 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

S2C Global Systems, Inc. and Subsidiaries

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of S2C Global Systems, Inc. and Subsidiaries [a development stage enterprise] as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on May 6, 2004 through December 31, 2009. S2C Global Systems, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S2C Global Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on May 6, 2004 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 31, 2010

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Presented in US dollars)

	December 31,
	2009	2008

ASSETS
Current
Cash	$4,417	$8,077
Accounts receivable	11,609	14,899
Due from government agencies	906	66
Prepaid expenses	1,500	6,016
Advances to related party	-	985

	18,432	30,043

Investment in and advances to joint venture	-	21,217

Equipment, net	10,458	13,160

	$28,890	$64,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$262,975	$227,988
Accounts payable and accrued liabilities - Related party	137,891	150,439
Loans payable	10,000	10,974
Loans payable - Related party	25,992	11,494
Demand promissory notes - Related party	8,803	13,497
Convertible promissory notes	12,016	27,532
Sale of future earnings	199,000	175,000
Due to joint venture	4,783	-

	661,460	616,924

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
97,646,320 (2008 - 77,334,599) shares outstanding	97,646	77,334
Additional paid-in capital	4,490,364	3,442,636
Deficit accumulated during the development stage	(5,220,580)	(4,072,474)

	(632,570)	(552,504)

	$28,890	$64,420

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements Of Operations
(Presented in US dollars)

	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Sales	$1,848	$-	$271

Cost of sales	692	-	-

Gross profit	1,156	-	271

General and administrative expenses	5,143,437	1,080,204	653,344

Loss on impairment of property and equipment	282,520	-	282,520

Loss before other income	(5,424,801)	(1,080,204)	(935,593)

Other income
Forgiveness of debt	275,564	-	-
Interest earned	1,342	-	-
Interest expense	(4,410)	(4,410)	-
Loss from conversion of debt	(13,492)	(13,492)	-
Loss from joint venture	(54,783)	(50,000)	(4,783)
	204,221	(67,902)	(4,783)

Net and comprehensive loss	$(5,220,580)	$(1,148,106)	$(940,376)

Weighted average number of shares outstanding - basic and diluted		85,616,444	71,984,348

Loss per share - basic and diluted		$(0.01)	$(0.01)

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statement Of Stockholders' Equity (Deficit)
(Presented in US dollars)
				Deficit
				Accumulated
			Additional	During the
	Number of		Paid-in	Development
	shares	Par value	Capital	Stage	Total
Issued for services at $0.027 per share	100,000	100	2,600	-	2,700
Issued for services at $0.029 per share	80,000	80	2,240	-	2,320
Issued for cash at $0.012 per share	1,666,000	1,666	18,334	-	20,000
Issued upon conversion of convertible
debt at $0.07 per share (Note 7)	245,000	245	19,948	-	20,193
Issued for services at $0.037 per share	1,400,000	1,400	50,400	-	51,800
Issued for services at $0.032 per share	300,000	300	9,300	-	9,600
Issued for services at $0.02 per share	150,000	150	2,850	-	3,000
Issued for services at $0.026 per share	65,000	65	1,625	-	1,690
Issued for services at $0.033 per share	400,000	400	12,800	-	13,200
Issued for services at $0.02 per share	349,000	349	6,631	-	6,980
Issued for services at $0.02 per share	100,000	100	1,900	-	2,000
Issued for cash at $0.04 per share	1,250,000	1,250	48,750	-	50,000
Issued for services at $0.01 per share	250,000	250	1,250	-	1,500
Issued for services at $0.02 per share	125,000	125	2,375	-	2,500
Issued for cash at $0.05 per share	500,000	500	24,500	-	25,000
Issued for services at $0.032 per share	300,000	300	9,300	-	9,600
Issued for services at $0.09 per share	100,000	100	8,900	-	9,000
Net loss for the year	-	-	-	(940,376)	(940,376)
Balance, December 31, 2008	77,334,599	$ 77,334	$ 3,442,636	$(4,072,474)	$ (552,504)
Issued for services at $0.04 per share	700,000	700	27,300	-	28,000
Issued for services at $0.04 per share	300,000	300	11,700	-	12,000
Issued for services at $0.04 per share	225,000	225	8,775	-	9,000
Issued for services at $0.04 per share	300,000	300	11,700	-	12,000
Issued for services at $0.04 per share	3,000,000	3,000	117,000	-	120,000
Issued upon conversion of convertible
debt at $0.04 per share (Note 7)	184,956	185	7,213	-	7,398
Issued upon conversion of convertible
debt at $0.04 per share (Note 7)	230,083	230	8,973	-	9,203
Issued upon conversion of convertible
debt at $0.04 per share (Note 7)	115,725	116	4,513	-	4,629
Issued for cash at $0.024 per share	1,750,000	1,750	40,250	-	42,000
Issued for services at $0.08 per share	300,000	300	23,700	-	24,000
Issued for services at $0.08 per share	300,000	300	23,700	-	24,000
Issued for services at $0.08 per share	1,000,000	1,000	79,000	-	80,000
Issued upon conversion of convertible
debt at $0.08 per share (Note 7)	125,000	125	9,875	-	10,000
Issued for services at $0.08 per share	7,197,624	7,198	568,612	-	575,810
Issued for cash at $0.024 per share	2,500,000	2,500	57,500	-	60,000
Issued for cash at $0.024 per share	2,083,333	2,083	47,917	-	50,000
Net loss for the year	-	-	-	(1,148,106)	(1,148,106)
Balance, December 31, 2009	97,646,320	$ 97,646	$ 4,490,364	$(5,220,580)	$(632,570)

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Presented in US dollars)
	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008
Cash provided (used) by:
Operating Activities
Net loss	$(5,220,580)	$(1,148,106)	$(940,376)
Adjustments to reconcile net loss to cash used by operating
activities
Amortization	93,405	2,702	26,247
Shares issued for management and consulting	2,807,481	884,810	215,421
Forgiveness of debt	(275,564)	-	-
Unrealized foreign exchange loss (gain)	73,454	2,061	-
Interest accrued	7,345	4,186	3,159
Loss on conversion of debt	13,492	13,492	-
Loss on impairment of property and equipment	282,520	-	282,520
Loss from joint venture	54,783	50,000	4,783
Changes in operating assets and liabilities
Receivables	(12,515)	2,450	(1,779)
Prepaid expenses	(1,500)	4,516	(4,537)
Accounts payable and accrued liabilities	547,785	22,439	125,420
Net cash used by operating activities	(1,629,894)	(161,450)	(289,142)

Investing Activities
Advances to joint venture	(50,000)	(24,000)	(26,000)
Purchase of equipment	(239,050)	-	(1,766)
Advances to related party	-	985	(985)
Net cash used by investing activities	(289,050)	(23,015)	(28,751)

Financing Activities
Loans proceeds	96,876	10,478	5,911
Demand promissory notes issued (repaid)	2,529	(5,673)	(11,580)
Convertible notes issued	233,785	-	26,352
Sale of future earnings	199,000	24,000	175,000
Shares issued for cash	1,391,171	152,000	120,000
Net cash provided by financing activities	1,923,361	180,805	315,683

Net increase (decrease) in cash during the development stage	4,417	(3,660)	(2,210)
Cash, beginning of period	-	8,077	10,287
Cash, end of period	$4,417	$4,417	$8,077
(Continued)

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Presented in US dollars)
	Cumulative
	from inception
	May 6, 2004 to	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2009	2008
Supplemental cash flow information
Interest paid	$4,598	$-	$4,598
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities
Shares issued for accounts payable	$22,125	$-	$-
Shares issued upon conversion of convertible debt	$31,230	$31,230	$-
Shares issued for promissory notes	$98,166	$-	$26,218
Shares issued for services	$1,100,231	$884,810	$215,421

The accompanying notes are an integral part of these consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

1.

Nature of Operations and Going Concern

The Company was organized by filing articles of incorporation with the Secretary of State of the State of Nevada on March 19, 2001 as Sun Vacation Club, Inc.  There were no operations as Sun Vacation Club, Inc. and on November 21, 2002 the company changed its name to United Athletes, Inc.  Although numerous attempts were made to find funding for the Company substantial enough to support operations, in late 2003 management decided to suspend operations and discontinue attempts to raise equity capital.  Effective February 8, 2005, the Company changed its name to S2C Global Systems, Inc.

S2C Global Systems Inc. (“S2C Canada”) was incorporated in May 2004 in the Province of British Columbia under certificate BC0694405.  The main business is the development, manufacture, and marketing of a water dispensing and recycling system for sales in Canada.

S2C Global Systems USA, Inc. (“S2C USA”) was incorporated on November 27, 2006 in the State of Nevada.  The main business is the marketing of the Company’s water dispensing and recycling system for sales in the USA.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has incurred losses since its inception.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.

Significant Accounting Policies

Development stage company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) Topic 915.

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

2.

Significant Accounting Policies (continued)

c)

Research and development

The Company expenses all research and development costs as incurred.

d)

Equipment

Equipment is recorded at historical cost and depreciated over its estimated useful lives in accordance with generally accepted accounting principles.

The company accounts for impairment of long-lived assets in accordance with ASC Topic 410, which requires that an impairment loss be recorded when the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. During the year 2008, the Company has recorded an impairment loss of $282,520 on vending equipment with a historical cost of $361,844.

Depreciation expense for the years 2009 and 2008 was $2,702 and $26,247, respectively.

e)

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  Monetary assets and liabilities are translated at period end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for depreciation and amortization, are translated at the average rate of exchange for the year.  Depreciation and amortization are converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

f)

Basic and diluted loss per share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share”

g)

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

2.

Significant Accounting Policies (continued)

h)

Income taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss (NOL) and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and December 31, 2008.

The Company recognizes in the financial statements the impact of an uncertain tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

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

Awards of common shares are recorded at the fair value of the common stock on the date of issue.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

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

m)

Accounts receivable

The Company records accounts receivable at the lower of cost or fair market value.  Management of the Company determines the allowance for doubtful accounts by using historical experience and future expectations applied to aging accounts.  Management determined that no allowance for doubtful accounts was required at December 31, 2009 and 2008.

3.

Investment in joint venture

During 2008, the Company formed a 50% owned joint venture, Alaska Resources & Management LLC, (“ARM”) a limited liability company pursuant to the Alaska Limited Liability Company Law.  True Alaska Bottling Corporation (“TAB”) holds 42.5% of ARM, and has contributed a Bulk Water Agreement with the City of Sitka, Alaska.  The Company has agreed to use its best efforts to sell the Bulk Water available under this agreement.

As of December 31, 2009 and 2008, the Company has advanced $50,000 and $26,000 to ARM, respectively. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during 2009 and 2008, which was $50,000 and $4,783, respectively.  ARM had no sales, no gross profit and a loss of $100,000 and $9,565 for the years ended December 31, 2009 and 2008.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

4.

Equipment

December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$ 2,610	$ 2,456	$ 154
Bottles	21,929	11,625	10,304

	$ 24,539	$ 14,081	$ 10,458

December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$ 2,610	$ 2,330	$ 280
Bottles	21,929	9,049	12,880

	$ 24,539	$ 11,379	$ 13,160

5.

Loans Payable

The Company is indebted to various parties for short term loans amounting to $35,992 (2008 – $22,468), which are due on demand, unsecured, and with interest accrued annually.  Of the loans payable, two loans totalling $25,992 are due to current and former officers.  The amount reported includes accrued interest of $2,247.

6.

Demand Promissory Notes

	2009	2008

Demand promissory note, due to a company controlled by the
president of S2C Canada, bearing interest at 12% per annum	$6,500	$6,500

Demand promissory note, due to a company controlled by the
president of S2C Canada, bearing interest at 12% per annum	-	5,673

Accrued interest	2,303	1,324

	$8,803	$13,497

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

7.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000, bearing interest at a rate of 15% per annum and due on August 31, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the principal amount of the note into 125,000 shares of common stock of the Company. As of December 31, 2009 accrued interest is $727 (2008 – $251).

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,852, bearing interest at a rate of 10% per annum and due on August 1, 2009. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. As of December 31, 2009 accrued interest is $1,437 (2008 – $410). The Company has not paid the principal and interest as it has come due and the note is in default.

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

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

8.

Sale of Future Earnings

The Company has entered into five agreements whereby the Company has agreed to sell an aggregate 19.9% interest in the future net earnings from the sale of bulk water, which is subject to the agreement with Alaska Resource and Management, LLC (Note 3), in exchange for aggregate cash proceeds of $199,000. The amount payable by the Company under these agreements is limited to $3,980,000. Details of each agreement are as follows:

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

December 31, 2009

9.

Common Shares (continued)

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

December 31, 2009

9.

Common Shares (continued)

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

December 31, 2009

9.

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

December 31, 2009

9.

Common Shares (continued)

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

December 31, 2009

9.

Common Shares (continued)

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

December 31, 2009

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

On March 20, 2009, the Company issued 925,000 common shares to directors of the Company at a value of $0.04 per share as compensation for the year ended December 31, 2008.

On March 20, 2009, the Company issued 600,000 common shares at a value of $0.04 per share to officers of the Company as executive compensation for the year ended December 31, 2009.

On July 1, 2009, the Company issued 3,000,000 common shares in exchange for consulting services at a value of $0.04 per share.

On July 21, 2009, the Company issued 530,764 shares for convertible promissory notes in the principal amount of $21,230 valued at $0.04 per share.

On August 19, 2009, pursuant to a private placement agreement, the Company issued 1,750,000 common shares for cash proceeds of $0.024 per share.

On August 20, 2009, pursuant to a compensation agreement dated September 11, 2008, the Company issued 300,000 common shares at a value of $0.08 per share.

On August 20, 2009, pursuant to a compensation agreement dated July 11, 2008, the Company issued 300,000 common shares at a value of $0.08 per share.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

9.

Common Shares (continued)

On August 20, 2009, pursuant to a compensation agreement dated April 1, 2008, the Company issued 1,000,000 common shares at a value of $0.08 per share.

On August 20, 2009, the Company issued 125,000 shares for convertible promissory notes in the principal amount of $10,000 valued at $0.080 per share.

On August 20, 2009, the Company issued 7,197,624 common shares at a value of $0.08 per share to the president of S2C Canada as settlement of management fees payable relating to the year ended December 31, 2008.

On August 31, 2009, pursuant to a private placement agreement, the Company issued 2,500,000 common shares for cash proceeds of $0.024 per share.

On September 14, 2009, pursuant to a private placement agreement, the Company issued 2,083,333 common shares for cash proceeds of $0.024 per share.

10.

Warrants

As at December 31, 2009, the Company had no (2008 – 745,000) warrants outstanding. During 2009, a total of 745,000 warrants expired.

11.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As at December 31, 2009 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$1,740	$1,828
Receivables	$906	$952
Accounts payable	$152,966	$160,768
Loans payable	$15,514	$16,305
Convertible notes	$11,288	$11,864

As at December 31, 2009 CDN dollar amounts were converted at a rate of $1.0510 Canadian dollars to $1.00 US dollar.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

12.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	December 31, 2009	December 31, 2008

Loss before income taxes	$(1,148,106)	$(940,376)

Income tax recovery at statutory rates	(172,216)	(141,056)
Adjustment for varying tax jurisdiction	(20,442)	(131,766)
Non-deductible items for tax purposes	132,722	32,313
Unrecognized benefit of losses and tax pools	59,936	240,509
	$-	$-

The significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2009	December 31, 2008

Deferred income tax assets
Operating losses available for future periods	$464,000	$424,000
Property and equipment	99,000	108,000
Other	73,000	76,000
	636,000	608,000
Valuation allowance	(636,000)	(608,000)
	$-	$-

At December 31, 2009 the Company has available net operating losses of approximately $1,814,000 (2008 – $1,579,000) which may be carried forward to apply against future income. These losses will expire commencing in 2014 through 2029.

Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to uncertainty as to their realization.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

13.

Commitments

The Company is committed to the following:

a)

The Company is committed to pay rent for premises at $3,890 per month through to February 2010. As of March 2010 the Company is on a month to month rental arrangement for its premises.

b)

Effective January 1, 2009 and renewed on January 1, 2010 through December 31, 2010, the Company entered into an executive compensation agreement with the President and Managing Partner of the Company’s subsidiaries and joint venture for cash consideration of $150,000 per year.

c)

Effective April 1, 2009 through March 31, 2010, the Company entered into an agreement with a consultant to assist the Company with business development, for consideration of 1,000,000 common shares of the Company.

d)

Effective July 1, 2009 through June 30, 2010, the Company entered into an executive compensation agreement with the Chief Financial Officer of the Company for consideration of 1,200,000 common shares of the Company.

e)

Effective September 1, 2009 through August 31, 2010, the Company entered into an executive compensation agreement with the Chief Executive Officer of the Company for consideration of 1,200,000 common shares of the Company.

f)

Effective October 1, 2009 through September 30, 2011, the Company entered into an executive compensation agreement with the Senior Vice President Business Development Asia of the Company for consideration of 800,000 common shares of the Company.

14.

Related Party Transactions

The related party transactions are as described in Notes 5, 6 and 13. As of December 31, 2009 there was a total of $137,891 (2008 – $150,439) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

At December 31, 2009 and 2008 there was a total of $11,609 and $15,884, respectively, for accounts receivable for rent from companies controlled by current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Presented in US dollars)

December 31, 2009

15.

Segmented Information

Details on a geographic basis as at December 31 are as follows:

	2009	2008
Total Assets
USA	$ 19,233	$ 28,734
Canada	9,657	35,686
Total	$ 28,890	$ 64,420

Total Equipment
USA	$ 3,447	$ 4,308
Canada	7,011	8,852
Total	$ 10,458	$ 13,160

Net and Comprehensive Loss
USA	$ 1,011,827	$ 249,542
Canada	136,279	690,834
Total	$ 1,148,106	$ 940,376

16.

Recent Accounting Pronouncements

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

17.

Subsequent Events

Subsequent to December 31, 2009, the Company issued a total of 2,500,000 shares of common stock as compensation to directors and officers of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional events to disclose.