Form 10-Q
period 2010-03-31
S2C GLOBAL SYSTEMS, INC.
filed 2010-05-17
CIK 1338629

FORM 10-Q QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010 there were 100,436,320 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

FINANCIAL STATEMENTS

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

March 31, 2010

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2010

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Current
Cash	$234	$4,417
Accounts receivable	12,759	11,609
Due from government agency	1,261	906
Prepaid expenses	1,500	1,500

	15,754	18,432

Equipment	9,925	10,458

	$25,679	$28,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$247,419	$262,975
Accounts payable and accrued liabilities - Related party	146,152	137,891
Loans payable	15,000	15,000
Loans payable - Related party	26,234	20,992
Demand promissory notes - Related party	9,046	8,803
Convertible promissory notes	12,283	12,016
Sale of future earnings	199,000	199,000

	659,917	661,460

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
100,146,320 (2009 – 97,646,320) shares outstanding	100,146	97,646
Additional paid-in capital	4,537,864	4,490,364
Deficit accumulated during the development stage	(5,272,248)	(5,220,580)

	(634,238)	(632,570)

	$25,679	$28,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Three months ended
	March 31,	March 31,
	2010	2010	2009

Sales	$1,848	$-	$0

Cost of sales	692	-	-

Gross profit	1,156	-	0

General and administrative expenses	5,199,845	56,408	43,134

Loss on impairment of property and equipment	282,520	-	-

Loss before other income (expense)	(5,481,209)	(56,408)	(43,134)

Other income (expense)
Forgiveness of debt	275,564	-
Interest earned	1,342	-	-
Interest expense	(5,670)	(1,260)	(1,256)
Loss from conversion of debt	(13,492)		-
Loss from joint venture	(54,783)		(15,479)
	202,961	(1,260)	(16,735)

Net and comprehensive loss	$(5,272,248)	$(57,668)	$(59,869)

Weighted average number of shares outstanding - basic and diluted		98,368,543	77,520,988

Loss per share - basic and diluted		$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)
	Cumulative
	from inception
	May 6, 2004 to	Three months ended
	March 31,	March 31,
	2010	2010	2009
Operating Activities
Net loss for the period	$(5,272,248)	$(57,668)	$(59,869)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation	93,938	533	676
Shares issued for management and consulting	2,857,481	50,000	67,250
Forgiveness of debt	(275,564)	-
Unrealized foreign exchange loss (gain)	73,914	460	(205)
Interest accrued	8,605	1,260	1,276
Loss from debt conversion	13,492	-	-
Loss on impairment of property and equipment	282,520	-	-
Loss from joint venture	54,783	-	15,479
Changes in operating assets and liabilities
Receivables	(14,020)	(1,505)	13,519
Prepaid expenses	(1,500)	-	4,516
Accounts payable and accrued liabilities	540,490	(7,295)	(49,109)
Net cash used by operating activities	(1,638,109)	(8,215)	(6,467)

Investing Activities
Advances to joint venture	(50,000)		(24,000)
Purchase of equipment	(239,050)	-	-
Advances from related party	-	-	-
Net cash used by investing activities	(289,050)	-	(23,015)

Financing Activities
Loan proceeds	100,908	4,032	5,000
Demand promissory notes issued (repaid)	2,529	-	(5,673)
Convertible notes issued	233,785	-	-
Sale of future earnings	199,000	-	24,000
Shares issued for cash	1,391,171	-	-
Net cash provided by investing activities	1,927,393	4,032	23,327

Increase (decrease) in cash during the development stage	234	(4,183)	(6,155)

Cash, beginning of period	-	4,417	8,077

Cash, end of period	$234	$234	$1,922

Supplemental cash flow information
Interest paid	$4,598	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$22,125	$-	$46,000
Shares issued upon conversion of convertible debt	$31,230	$-	$0
Shares issued for promissory notes	98,166	-	-
Shares issued for services	$1,150,231	$50,000	$21,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2010

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

S2C Global Systems USA, Inc. (“S2C USA”) was incorporated on November 27, 2006 in the State of Nevada. The main business of S2C USA is the marketing globally of the bulk water the Company owns through its partially owned subsidiary Alaska Resource Management. Along with these efforts S2C USA promotes the Company’s water distribution technology.

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

2.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements, except as described in Note 3.

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

March 31, 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

As of March 31, 2010, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during the three months ended March 31, 2010 and 2009, which was Nil and $15,479 respectively. ARM had no sales, no gross profit and a loss of Nil and $30,958 for the three months ended March 31, 2010 and 2009.

5.

Equipment

	March 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,473	$137
Bottles	21,929	12,141	9,788

	$24,539	$14,614	$9,925

	December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$2,610	$2,456	$154
Bottles	21,929	11,625	10,304

	$24,539	$14,081	$10,458

6.

Loans Payable

The Company is indebted to various parties for short-term loans amounting to $41,234 (2009 – $35,992), which are due on demand, unsecured, and with interest accrued annually. Two of the loans totaling $23,238 are due to current and former officers. The amount reported for related party loans includes accrued interest of $2,995.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2010

7.

Demand Promissory Notes

	March 31	December 31,
	2010	2009

Demand promissory note, due to a company controlled by the
president of S2C Canada, bearing interest at 12% per annum	$6,500	$6,500

Accrued interest	2,546	2,303

	$9,046	$8,803

8.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000, bearing interest at a rate of 15% per annum and due on August 31, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the principal amount of the note into 125,000 shares of common stock of the Company. At March 31, 2010 accrued interest is $727.

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,853, bearing interest at a rate of 10% per annum and due on August 1, 2009. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. As of March 31, 2010 accrued interest was $1,704. The Company has not paid the principal and interest as it has come due and the note is in default.

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

Proceeds	Interest	Minimum Payment	Maximum Payment
$50,000	5%	$50,000	$1,000,000
50,000	5%	50,000	1,000,000
50,000	5%	50,000	1,000,000
25,000	2.5%	25,000	500,000
24,000	2.4%	24,000	480,000
$199,000	19.9%	$199,000	$3,980,000

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

March 31, 2010

10.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of March 31, 2010 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$125	$127
Accounts payable	$171,724	$174,445
Loans payable	$13,782	$14,000

As of March 31, 2010 CDN dollar amounts were converted at a rate of $1.0158 Canadian dollars to $1.00 US dollar.

11.

Commitments

The Company is committed to the following:

a)

Effective January 1, 2009 and renewed on January 1, 2010 through December 31, 2010, the Company entered into an executive compensation agreement with the President and Managing partner of the Company’s subsidiaries and joint venture for cash consideration of $150,000 per year.

b)

Effective July 1, 2009 through June 30, 2010, the Company entered into an executive compensation agreement with the Chief Financial Officer of the Company for consideration of 1,200,000 common shares of the Company.

c)

Effective September 1, 2009 through August 31, 2010, the Company entered into an executive compensation agreement with the Chief Executive Officer of the Company for consideration of 1,200,000 common shares of the Company.

d)

Effective October 1, 2009 through September 30, 2011, the Company entered into an executive compensation agreement with the Senior Vice President Business Development Asia of the Company for consideration of 800,000 common shares of the Company.

12.

Related Party Transactions

The related party transactions are as described in Notes 5, 6 and 10. As of March 31, 2010 there was a total of $146,152 (December 31, 2009 - $137,597) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

At March 31, 2010 there was a total of $12,759 and (December 31, 2009 - $11,609), for accounts receivable for rent from companies controlled by current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

March 31, 2010

13.

Segmented Information

Details on a geographic basis are as follows:

	March 31, 2010	December 31, 2009
Total Assets
USA	$17,642	$19,233
Canada	8,037	9,657

Total	$25,679	$28,890

Equipment
USA	$3,274	$3,447
Canada	6,651	7,011

Total	$9,925	$10,458

	Three months ended March 31,
	2010	2009
Net and Comprehensive Loss
USA	$30,347	$1,011,827
Canada	27,321	136,279

Total	$57,668	$1,148,106

14.

Common Stock Issuances

During the period ended March 31, 2010, the Company issued 2,500,000 shares of common stock as compensation to directors and officers of the Company.

15.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

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

Employees

S2C’s employees are its CEO, President Alejandro Bautista, its Chief Financial Officer, Joe F. Dickson, Senior Vice President of Business Development Shahhid Vohra and its office administrator Ms Jenny Chen. As required, the Company hires independent contractors or out sources to appropriate companies. Roderick Bartlett is the President of the Company’s two subsidiaries and managing partner of the company’s joint venture in ARM.

PLAN OF OPERATION

For the past year we have been working to develop a revised business plan and execute the same where we cause the establishment of three water hubs around the planet , These hubs will best serve the global markets that need water by being located on or near the Arabian Sea, the East China Sea and the Caribbean sea. Each hub will be required to receive a “Very Large Water Carrier (“VLWC”) a ship that can carry in the realm of eighty million gallons (80,000,000 USG) of water per load, receive and process the same, Through the first quarter of 2010 we worked to secure the first of these hubs for the Arabian Sea in order to serve potential clients in the GCC and India. Through a process of elimination we have settled on one of two ports in India. In the second quarter of 2010 we will travel to India to finalize our selection, contract the necessary land, incorporate a subsidiary with the appropriate tax status in India, finalize investments from strategic partners in the subsidiary, finalize the financing component, contract the build out of the first hub and complete pre-sales or distribution agreements of the Alaska water to two of our identified markets (Saudi Arabia, Iraq, India, Cyprus).

Product Development:

The AquaDuct system in a two lane format with self contained power is needed in the Indian market. We are ready to establish manufacturing for these machines now in order to fulfill these first requests. A strategic partner in India is being sought for this development to coincide with our water distribution plans.

Sales & Marketing:

System Distribution. With the establishment of the first hub and ongoing manufacturing for the AquaDuct we will place our machines into strategic markets where it will provide a cost benefit. In many of the Asian markets where labor is cheap a machine does not create financial benefits, however in these same markets Governments are starting to enforce the reduction of Carbon emissions. This will create additional opportunities for the AquaDuct over and above coat benefits.

Water Sales The sale cycle for the first water sales is nearing completion as the Company gets into a position to commit to its first delivery dates. The memorandum originally signed with private parties in Iraq can now enter formal stages identifying the exact quantities, pricing and frequencies. In India and Saudi Arabia we have entered discussions with parties that already have distribution when we are able to commit to our pricing structure and frequency of delivery formal agreements will be negotiated.

Corporate Sales. The Company previously looked to enter the US market with the AquaDuct through strategic relationships with established companies. As recently as the first quarter 2010 we had discussions with an east coast bottler with large market share that resulted in an offer for the complete US market for pennies on our investment to date.

During the same period we found a global participant in both shipping and water packaging industry that is interested in entering the US market. Provided S2C can provide proof of concept on the hubs and distribution technology they are willing to invest capital to see our business strategies implemented. They have committed to fund the first voyage from Sitka to the first hub in India.

Finance and Administration. The Company received operating funds by borrowing throughout the first quarter and has maintained most of its accounts payable in good standing; however there are some accounts that remain unpaid to date. Management has continued a dialogue with its account payables to insure orderly conditions.

The first world water hub as proposed will cost approximately forty-five million ($45 million USD) dollars, we have had initial discussions with lenders to secure sixty to six-five percent of these funds with chattel mortgages and security over sales contracts, these details will be discussed as we move forward. The equity will be raised through the strategic partners in the new subsidiary. All of these transactions will be completed subject to board of director’s approval.

Overall administration of the company has been maintained and at a modest level however as we move forward a consolidated office on the east coast of the United States will be formed to bring our management team under one roof, expand our capabilities and bring us closer to our operating time zones.

Conclusion. With the signing of the documents on the first water hub in the second quarter of 2010 the company will move from development to operations. The sailing of the first vessel with 80 million gallons on board will not happen over night from signing, but rather take four to six (6) months to complete all infrastructure to both fill and unload that ship. We do expect this first sailing this year and look forward to announcing the same.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2010

Revenues. The Company generated $0 in sales revenue for the three months ended March 31, 2010 compared to $0 for the same period in 2009.

Total Operating Expenses

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $ 43,134 in the three months ended March 31, 2009 to $56,408 in the three months ended March 31, 2010. The increase in general and administrative expenses primarily was driven by increased management and consulting expense.

Loss from Operations

Total Loss from Operations. Our loss from operations was ($57,668) for the three months ended March 31, 2010 while our loss from operations was ($59,869) for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2009 and for the three months ended March 31, 2010. Our principal liabilities at March 31, 2010 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($8,215) for the three months ended March 31, 2010 compared with net cash used in operating activities of ($6,467) for the three months ended March 31, 2009.

Net cash provided by financing activities was $23,327 in the three months ended March 31, 2009 compared with $4,032 of cash provided by financing activities in the three months ended March 31, 2010. The cash provided by financing activities in the three months ended March 31, 2010 was $4,032 from a loan payable, $0 from shares issued for cash, and $0 from the sale of future earnings while repaying a demand note of $0. In the three months ended March 31, 2009, financing activities raised $5,000 from a loan payable and $0 from the sale of shares, $24,000 from sales of future earning and ($5,673) from note issuance. As of March 31, 2010, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during the three months ended March 31, 2010 and 2009, which was Nil and $15,479 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report. We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2009.

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

During the period ended March 31, 2010, the Company issued 2,500,000 shares of common stock as compensation to directors and officers of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED)

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

Date: May 17, 2010

By: /s/ Alejandro Bautista

Alejandro Bautista, President and Chief Executive Officer

Date: May 17, 2010

By: /s/ Joe F. Dickson

Joe F Dickson, Treasurer and Chief Financial Officer