Form 10-Q
period 2010-06-30
S2C GLOBAL SYSTEMS, INC.
filed 2010-08-23
CIK 1338629

FORM 10-Q QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 23, 2010 there were 101,746,320 shares of common stock, $0.001 par value issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars)

(Unaudited – Prepared by Management)

June 30, 2010

S2C GLOBAL SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements

(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2010

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Presented in US dollars)
(Unaudited - Prepared by Management)

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
Current
Cash	$842	$4,417
Accounts receivable	15,909	11,609
Due from government agency	2,028	906
Prepaid expenses	1,500	1,500

	20,279	18,432

Equipment, net	9,393	10,458

	$29,672	$28,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$248,627	$262,975
Accounts payable and accrued liabilities - Related party	166,813	137,891
Loans payable	15,000	15,000
Loans payable - Related party	26,168	20,992
Demand promissory note - Related party	9,306	8,803
Convertible promissory notes	129,136	12,016
Sale of future earnings	199,000	199,000
Due to joint venture	29,783	4,783

	823,833	661,460

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized, $0.001 par value
no shares issued	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value
100,146,320 (2009 - 97,646,320) shares outstanding	100,146	97,646
Additional paid-in capital	4,632,864	4,490,364
Deficit accumulated during the development stage	(5,527,171)	(5,220,580)

	(794,161)	(632,570)

	$29,672	$28,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements Of Operations
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	From inception
	May 6, 2004 to	Three months ended		Six months ended
	June 30,	June 30,		June 30,
	2010	2010	2009	2010	2009

Sales	$1,848	$-	$-	$-	$-

Cost of sales	692	-	-	-	-

Gross profit	1,156	-	-	-	-

General and administrative expenses	5,325,474	125,629	32,474	182,037	75,608

Loss on impairment of property and equipment	282,520	-	-	-	-

Loss before other income (expense)	(5,606,838)	(125,629)	(32,474)	(182,037)	(75,608)

Other income (expense)
Forgiveness of debt	275,564	-	-	-	-
Interest earned	1,342	-	-	-	-
Interest expense	(103,964)	(98,294)	(1,325)	(99,554)	(2,581)
Loss from conversion of debt	(13,492)	-	-	-	-
Loss from joint venture	(79,783)	(25,000)	(12,467)	(25,000)	(27,946)
	79,667	(123,294)	(13,792)	(124,554)	(30,527)

Net and comprehensive loss	$(5,527,171)	$(248,923)	$(46,266)	$(306,591)	$(106,135)

Weighted average number of shares outstanding - basic and diluted		100,146,320	78,859,599	99,262,343	78,193,991

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Presented in US dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from inception
	May 6, 2004 to	Six months ended
	June 30,	June 30,
	2010	2010	2009

Operating Activities
Net loss for the period	$(5,527,171)	$(306,591)	$(106,135)
Adjustments to reconcile net loss to cash
used by operating activities
Depreciation	94,470	1,065	1,351
Shares issued for management and consulting	2,857,481	50,000	67,250
Forgiveness of debt	(275,564)	-	-
Unrealized foreign exchange loss (gain)	73,283	(171)	603
Interest accrued	11,283	3,938	2,416
Loss on conversion of debt	13,492	-	-
Loss on impairment of property and equipment	282,520	-	-
Loss from joint venture	79,783	25,000	27,946
Non-cash interest expense	95,000	95,000	-
Changes in operating assets and liabilities
Receivables	(17,937)	(5,422)	12,806
Prepaid expenses	(1,500)	-	4,516
Accounts payable and accrued liabilities	562,359	14,574	(18,848)
Net cash used by operating activities	(1,752,501)	(122,607)	(8,095)

Investing Activities
Advances to joint venture	(50,000)	-	(24,000)
Purchase of equipment	(239,050)	-	-
Advances (to) from related party	-	-	985
Net cash used by investing activities	(289,050)	-	(23,015)

Financing Activities
Loan proceeds	100,908	4,032	5,000
Demand promissory notes issued (repaid)	2,529	-	(5,673)
Convertible notes issued	348,785	115,000	-
Sale of future earnings	199,000	-	24,000
Shares issued for cash	1,391,171	-	-
Net cash provided by investing activities	2,042,393	119,032	23,327

Increase (decrease) in cash during the development stage	842	(3,575)	(7,783)
Cash, beginning of period	-	4,417	8,077
Cash, end of period	$842	$842	$294

Supplemental cash flow information
Interest paid	$4,598	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities
Shares issued for accounts payable	$22,125	$-	$-
Shares issued upon conversion of convertible debt	$31,230	$-	$-
Shares issued for promissory notes	$98,166	$-	$-
Shares issued for services	$2,857,481	$50,000	$67,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2010

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

S2C Global Systems, Inc. (“S2C Canada”) was incorporated on May 6, 2004 in the Province of British Columbia under certificate BC0694405. The main business is the development, manufacture, and marketing of a water dispensing and recycling system for sales in Canada.

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

2.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009. The Company applies the same accounting policies and methods in these condensed consolidated financial statements as those in the audited annual consolidated financial statements.

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

As of June 30, 2010, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during the six months ended June 30, 2010 and 2009, which was $25,000 and $27,946, respectively.  ARM had no sales, no gross profit and a loss of $50,000 and $55,892 for the six months ended June 30, 2010 and 2009.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2010

4.

Equipment

June 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$ 2,610	$ 2,491	$ 119
Bottles	21,929	12,655	9,274

	$ 24,539	$ 15,146	$ 9,393

December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$ 2,610	$ 2,456	$ 154
Bottles	21,929	11,625	10,304

	$ 24,539	$ 14,081	$ 10,458

5.

Loans Payable

The Company is indebted to various parties for short-term loans amounting to $41,168 (2009 – $35,992), which are due on demand, unsecured, and with interest at rates between Nil and 18%. Two of the loans totaling $26,168 are due to current and former officers. The amount reported for related party loans includes accrued interest of $3,561.

6.

Demand Promissory Note

	June 30, 2010	December 31, 2009

Demand promissory note, due to a company controlled by the president of S2C Canada, bearing interest at 12% per annum	$6,500	$6,500

Accrued interest	2,806	2,303

	$9,306	$8,803

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2010

7.

Convertible Promissory Notes

a)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $5,000, bearing interest at a rate of 15% per annum and due on August 31, 2009. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. On July 21, 2009 the noteholder converted the principal amount of the note into 125,000 shares of common stock of the Company. As of June 30, 2010 accrued interest is $727.

b)

During the year ended December 31, 2008, the Company issued an unsecured convertible promissory note for $9,852, bearing interest at a rate of 10% per annum and due on August 1, 2009. The note is convertible at a rate of one common share for each $0.04 of principal and accrued interest. As the market price of the shares was less than the conversion price on the date of issuance, no value was allocated to the conversion feature. As of June 30, 2010 accrued interest is $1,974. The Company has not paid the principal and interest as it has come due and the note is in default.

c)

During the three months ended June 30, 2010, the Company issued three unsecured convertible promissory notes for aggregate proceeds of $115,000, bearing interest at a rate of 8% per annum and due nine months following the date of issuance. The notes are convertible at a rate of one common share for an amount determined with reference to the trading price of the Company’s stock prior to conversion but not exceeding $0.009. As of June 30, 2010 accrued interest is $1,583. The company realized $95,000 of expense on the beneficial conversion feature of these promissory notes.

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

June 30, 2010

9.

Financial Instruments

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of June 30, 2010 the Company had the following financial assets and liabilities denominated in Canadian dollars:

	USD equivalent	CDN dollars

Cash	$690	$735
Accounts payable	$159,967	$170,304
Loans payable (including accrued interest)	$15,837	$16,860

As of June 30, 2010, CDN dollar amounts were converted at a rate of $1.0646 Canadian dollars to $1.00 US dollar.

10.

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

d)

Effective October 1, 2009 through September 30, 2010, the Company entered into an executive compensation agreement with the Senior Vice President Business Development Asia of the Company for consideration of 800,000 common shares of the Company.

11.

Related Party Transactions

The related party transactions are as described in Notes 5, 6 and 10. As of June 30, 2010 there was a total of $166,813 (December 31, 2009 – $137,891) included in accounts payable for amounts owing to officers and companies controlled by current and former directors of the Company.

At June 30, 2010 there was a total of $15,909 and (December 31, 2009 - $11,609), for accounts receivable for rent from companies related to current and former directors of the Company.

S2C GLOBAL SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to the Condensed Consolidated Financial Statements
(Presented in US dollars) (Unaudited – Prepared by Management)

June 30, 2010

12.

Segmented Information

Details on a geographic basis are as follows:

	June 30, 2010	December 31, 2009
Total Assets
USA	$20,663	$19,233
Canada	9,009	9,657

Total	$29,672	$28,890

Equipment
USA	$3,102	$3,447
Canada	6,291	7,011

Total	$9,393	$10,458

	Six months ended June 30,
	2010	2009
Net and Comprehensive Loss
USA	$262,238	$64,355
Canada	44,353	41,780

Total	$306,591	$106,135

13.

Common Stock Issuances

In March 2010, the Company issued 2,500,000 shares of common stock as compensation to directors and officers of the Company.

14.

Reclassifications

Certain prior period information has been reclassified to conform with the current period presentation.

15.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Subsequent to June 30, 2010, the Company issued 1,600,000 shares of common stock as compensation to directors and officers of the Company.

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

HISTORICAL

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

S2C Global Systems acquired the intellectual property rights from Will Benedikt for his early version of a 5-gallon water vending system. The Company continued with the development of the system and market preparation calling the system the “AquaDuct.”  By the fall of 2008 while designing the machines for mass production, S2C completed and tested with consumers four (4) of the three-lane AquaDucts. As the AquaDuct system is capital intensive to launch in numbers, its dissemination was put on hold pending the outcome of the global economic recession. Licensing opportunities for the AquaDuct system have now come available in the United States and West Asia making it potentially viable to reconsider mass production.

In 2008 the Company also initiated its bulk water division forming and retaining 50% of Alaska Resource Management, LLC (“ARM”) a company established to sell and distribute bulk water globally from its source in Sitka, Alaska, USA.  S2C earned its 50% position by contracting to bring its existing bulk water clients and develop sales channels for new ones.

S2C promotes itself through its website at www.s2cglobal.com and a series of corporate/sales packages available through the Company. To date the company has little or no revenues.

Employees

S2C’s employees are its CEO, President Alejandro Bautista, its Chief Financial Officer, Joe F. Dickson, Senior Vice President of Business Development Shahhid Vohra and its office administrator Ms. Jenny Chen.  As required, the Company hires independent contractors or outsources to appropriate companies. Roderick Bartlett is the President of the Company’s two subsidiaries and managing partner of the company’s joint venture in ARM.

PLAN OF OPERATION

For the past year we have been working to develop a revised business plan and execute the same where we cause the establishment of three water hubs around the planet. These hubs will best serve the global markets that need water by being located on or near the Arabian Sea, the East China Sea and the Caribbean sea. Each hub will be required to receive a “Very Large Water Carrier (“VLWC”) which is a ship that can carry in the realm of eighty million gallons (80,000,000 USG) of water per load, and receive and process the same.

Within 6 to 8 months the company expects to start distributing water from its first “World Water Hub” located on the west coast of India. For security reasons the port will not be disclosed, however this first hub will include a berth for a Suezmax vessel (156,000 cubic meters/41Million USG), an offloading system to a dedicated tank farm and a distribution complex for packaged water. Within 18 months we will be able to switch to a very large class vessel (75 Million USG) as both it and the moorage for it will be completed within this time frame. Contracts for the distribution hub and ships are being finalized.

The company will be able to sell from its Hub, bulk water by way of smaller ships that can deliver to shallower ports, like Umm Qasr in Iraq (located within 3 to 4 days of India’s west coast). S2C will also sell our water in 20 foot containers with flexi-tanks (4623 USG) suitable for pharmaceutical/high tech manufacturing and packaged water (18.9 and 10L) for the consumer markets anywhere containers are delivered in south and west Asia from India. India itself provides an amazing growth market for the packaged waters with a current population of 1.15 billion people, an emerging middle class and an increasing clean water shortage.

Our Alaskan mountain water is so pure it requires no treatment except to remove organics that might be present through the natural cycle. During its 30 day voyage from Alaska to the Arabian Sea we will protect the water using an “Ozonating” system in the ships holds.

Sales efforts throughout south and west Asia will continue with travels planned immediately through the region. “S2C  Global has an exciting future in India and the region,” states Rod Bartlett managing partner of Alaska Resource Management and President of S2C Global Systems, USA “after recently spending time traveling in India, meeting port authorities and potential distributors, our vision to distribute water globally became real. This is just the first of three hubs we plan and we fully expect the India World Water Hub to fulfill our minimum expectations of a half a billion gallons sold annually.”

Through the second quarter of 2010 we worked to secure the first of these hubs for the Arabian Sea in order to serve potential clients in the Gulf Corporation Council and India. Through a process of elimination we have settled on one of two ports in India. We also traveled to India to finalize our selection, contract the necessary land, incorporate a subsidiary with the appropriate tax status in India, finalize investments from strategic partners in the subsidiary, finalize the financing component, contract the build out of the first hub and complete pre-sales or distribution agreements of the Alaska water to two of our identified markets (Saudi Arabia, Iraq, India, Cyprus).   More travel to India is expected as we develop our World Water Hub.

Product Development:

The AquaDuct system in a two lane format with self contained power is needed in the Indian market. We are ready to establish manufacturing for these machines now in order to fulfill these first requests. A strategic partner in India is being sought for this development to coincide with our water distribution plans.

Sales & Marketing:

System Distribution With the establishment of the first hub and ongoing manufacturing for the AquaDuct we will place our machines into strategic markets where it will provide a cost benefit. In many of the Asian markets where labor is cheap a machine does not create financial benefits, however in these same markets governments are starting to enforce the reduction of carbon emissions. This will create additional opportunities for the AquaDuct over and above cost benefits.

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

Corporate Sales The Company previously looked to enter the U.S. market with the AquaDuct through strategic relationships with established companies. As recently as the first quarter 2010 we had discussions with an east coast bottler with large market share that resulted in an offer for the complete U.S. market for pennies on our investment to date.

During the same period we found a global participant in both shipping and water packaging industry that is interested in entering the U.S. market. Provided S2C can provide proof of concept on the hubs and distribution technology they are willing to invest capital to see our business strategies implemented. They have committed to fund the first voyage from Sitka to the first hub in India.

Finance and Administration The Company received operating funds by borrowing throughout the first and second quarters and has maintained most of its accounts payable in good standing; however there are some accounts that remain unpaid to date. Management has continued a dialogue with its account payables to insure orderly conditions.

The first world water hub as proposed will cost approximately forty-five million ($45 million USD) dollars, we have had initial discussions with lenders to secure sixty to sixty-five percent of these funds with chattel mortgages and security over sales contracts, these details will be discussed as we move forward. The equity will be raised through the strategic partners in the new subsidiary. All of these transactions will be completed subject to board of director’s approval.

Overall administration of the company has been maintained at a modest level, however as we move forward a consolidated office on the east coast of the United States will be formed to bring our management team under one roof, expand our capabilities and bring us closer to our operating time zones.

Conclusion With the signing of the documents on the first water hub in the second quarter of 2010 the company will move from development to operations. The sailing of the first vessel with 80 million gallons on board will not happen over night from signing, but rather take four to six (6) months to complete all infrastructure to both fill and unload that ship. We do expect this first sailing this year and look forward to announcing the same.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenues The Company generated $0 in sales revenue for the three months ended June 30, 2010 compared to  $0 for the same period in 2009.

Total Operating Expenses

General and Administrative General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $ 32,474 in the three months ended June 30, 2009 to $125,629 in the three months ended June 30, 2010. The increase in general and administrative expenses primarily was driven by increased management and consulting expense.

Net Loss

Total Loss from Operations. Our loss from operations was ($248,923) for the three months ended June 30, 2010 while our loss from operations was ($46,266) for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues  The Company generated $0 in sales revenue for the six months ended June 30, 2010 compared to  $0 for the same period in 2009.

Total Operating Expenses

General and Administrative General and administrative expenses consist primarily of salaries and related costs for our executive, administrative, finance and management personnel, as well as support services and professional service fees. These expenses increased from $ 75,608 in the six months ended June 30, 2009 to $182,037 in the six months ended June 30, 2010. The increase in general and administrative expenses primarily was driven by increased management and consulting expense.

Net Loss

Total Loss from Operations. Our loss from operations was ($306,591) for the six months ended June 30, 2010 while our loss from operations was ($106,135) for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through the sale of equity and debt securities as we generated negative cash flow from operations prior to fiscal 2009 and for the six months ended June 30, 2010. Our principal liabilities at June 30, 2010 consisted of accounts payable, loans payable, sale of future earnings, demand promissory notes and convertible promissory notes.

Net cash used in operating activities was ($122,607) for the six months ended June 30, 2010 compared with net cash used in operating activities of ($8,095) for the three months ended June 30, 2009.

Net cash provided by financing activities was $23,327 in the six months ended June 30, 2009 compared with $119,032 of cash provided by financing activities in the six months ended June 30, 2010. The cash provided by financing activities in the six months ended June 30, 2010 was $4,032 from a loan payable and $115,000 from convertible notes. In the six months ended June 30, 2009, financing activities raised $5,000 from a loan payable, $24,000 from sales of future earning and ($5,673) repaid on notes payable. As of June 30, 2010, the Company has advanced $50,000 to ARM. The Company accounts for the joint venture using the equity method. The Company recognized its 50% share of the loss during the three months ended June 30, 2010 and 2009, which was $25,000 and $12,467 respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report.  We did not make any changes in our internal controls over financial reporting during our recent fiscal quarter.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as noted in our annual report on Form 10-K for the year ended December 31, 2009.

(b)

Changes in Internal Control over Financial Reporting  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the period ended June 30, 2010, the Company issued 2,500,000 shares of common stock as compensation to directors and officers of the Company.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Subsequent to June 30, 2010, the Company issued 1,600,000 shares of common stock to as compensation to directors and officers of the Company.

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

Date: August 23 , 2010

By:  /s/ Alejandro Bautista

Alejandro Bautista, President and Chief Executive Officer

Date: August 23, 2010

By: /s/ Joe F. Dickson

Joe F Dickson, Treasurer and Chief Financial Officer